Form 10KSB
period 1997-12-31
AVANI INTERNATIONAL GROUP INC
filed 1998-05-15
CIK 1048701

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ] EXCHANGE ACT OF 1934 for the period ended December 31, 1997.

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                         AVANI INTERNATIONAL GROUP INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866
---------                                       -----------
(State of                                      (I.R.S. Employer
 Incorporation)                                 I.D. Number)



#328-17 Fawcett Road, Coquitlam, B.C. (Canada)    V3K 6V2
-----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


Issuer's telephone number 604-525-2386.
                          -------------

Securities registered under Section 12 (b) of the Act:

         Title of each class           Name of exchange on which
         to be registered            each class is to be registered

              None                              None


Securities registered under Section 12(g) of the Act:

                                  Common Stock
                            ------------------------
                                (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes:    No X.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal years. $473,214.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid, and asked price of such common equity, as of a specified date within the past 60 days.
None. A market for the Company's common stock has not been established.

The number of shares issued and outstanding of issuer's common stock $.001 par value, as of March 31, 1998 was 11,474,300.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

Item 1. Description of Business.

Introduction.

Avani International Group Inc. ("Avani" or "Company") was organized under the laws of the State of Nevada on November 29, 1995.

Since its inception, the Company has constructed a bottling facility and has been engaged in the business of developing, manufacturing and distributing an oxygen enriched, purified bottled water under the trade name "Avani Water".

The Company's executive offices and bottling facility are located at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2, and its telephone number is (604) 525-2386.

General.

The Company was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. The Company has four wholly-owned subsidiaries; Avani Marketing Corp., Avani Water Corporation, Avani Manufacturing (China), Inc., and Marina Bottling Company Ltd. Avani Marketing Corp. was organized under the laws of the State of Nevada on August 16, 1994. Avani Water Corporation was organized under the laws of the Province of British Columbia (Canada) on December 8, 1995. Marina Bottling Company Ltd. was organized under the laws of the Province of British Columbia (Canada) on October 2, 1997. Avani Manufacturing (China), Inc. was organized under the laws of the State of Nevada on December 1, 1997. Unless the context indicates otherwise, (i) all references to the Company herein shall include the Company and its wholly-owned subsidiaries and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be indicated as "Cdn".

Following its incorporation, the Company commenced construction of its bottling facility in May 1996 which was completed in August 1996. In September 1996, the Company initiated the production, marketing and sale of its purified, oxygen enriched water under the brand name "Avani Water". The Company utilizes a unique technology which injects oxygen into purified water producing an oxygen enriched, purified bottled water.

The Company sells its product in the greater Vancouver metropolitan area and internationally to the United States, Taiwan, Korea and Singapore. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. Since December 1996, the Company has exported both PET sized bottles to Taiwan pursuant to a distribution agreement with a Taiwan company. In June 1997, the Company initiated distribution to Korea and Singapore for test marketing purposes pursuant to a distribution agreement with a local Vancouver company. In December 1997, the Company initiated sales to the United States for test marketing purposes. The Company intends to expand its national and international sales to existing and other markets, through licensing agreements, distribution agreements or joint ventures with third parties.

In December 1995, the Company acquired the exclusive, worldwide rights to the oxygen enrichment process from Georgia Pacific Company, a Taiwanese company, in exchange for the issuance of 5,000,000 shares of common stock of the Company which has been valued at $5,000 (See "Certain Transactions"). During 1995 and 1996, the Company raised approximately $3,300,000 in gross proceeds from the private placement of its common stock at $1.00 per share. During 1997, the Company raised approximately $1,100,000 in gross proceeds from the private placement of its common stock at $1.00 per share. The proceeds from such placements were used to construct the bottling facility and to provide working capital for the Company's operations.

The Company's business is subject to various laws and regulations implemented by the Canadian government and local regulators, which require the Company to obtain licenses for its business and equipment, to be subject to annual inspections, to comply with certain quality standards regarding the Company's bottling plant and equipment, and to continuously control the quality of water sold by the Company. In addition, certain other governments and states within the United States require the Company to obtain certification of its bottled water. The Company believes that it is currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for its to sell its product in its current markets. In addition, the Company anticipates receiving approval from other governmental and state agencies as its geographical market expands. The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

Bottled Water Market.

The premium bottled water market has experienced rapid growth since the early 1980's as consumers became concerned about the decline in quality of municipal water available in their homes and offices. This market growth also has been fueled by an overall health consciousness of the consumer seeking to eliminate the consumption of foods and beverages containing sugars, calories and artificial additives, trending instead to consumables with little or no sugars, calories or additives. Premium bottled water fits squarely within this trend. Per capita consumption of bottle water rose from 2.8 gallons in 1980 to over 11 gallons per capita in 1995 (Beverage World September 1996). The bottled water business increased sales by approximately one billion dollars from 1991 to 1996 totaling $3.1 billion in 1996. In 1996, the industry experienced growth of 8.4%, the second best annual growth in the decade and the PET sized segment grew by 25% (Beverage World April 1997).

The Company considers its product to appeal to consumers of premium bottled water products and believes that its purity as well as its oxygen enrichment offers a distinct alternative to other premium bottled waters.

Product and Product Features.

The Company manufactures and sells its purified, oxygen enriched water in 500 ml and 1.5 liter PET bottles and five gallon bottles under the trade name "Avani Water".

Avani Water contains less than 2 parts per million (ppm) of total dissolved solids (tds). The tds level of Avani water contrasts to other more recognizable products such as Evian water with 309 ppm of tds and Perrier water with 505 ppm of tds. Many regional spring waters fall between 45 and 600 ppm of tds. Total dissolved solids include metals such as iron, copper and lead, and organic substances such as herbicides and pesticides. The limited tds content of Avani Water is achieved through a comprehensive filtration process used by the Company. The Company believes that this filtration process together with other aspects of its bottling process (reverse osmosis, carbon filtration and oxygen enrichment) enables the Company to deliver a smoother, more polished water when compared to most other bottled waters.

The Company's unique oxygenation process yields a water containing 26.4 mg/L (or 264 ppm) of dissolved oxygen which is approximately three times higher than the oxygen content level in Evian brand water or ordinary tap water. Internal tests performed by the Company indicate that 24 hours after opening a sealed bottle of Avani Water, the oxygen content is reduced to approximately 240 ppm. Ordinary water and most bottled water (unopened) contain less than 90 ppm of oxygen.

During fiscal year ending December 31, 1997, the Company expended $12,022 in research and development costs.

Manufacturing Process.

The Company purchases its water from the local municipality which is piped to a holding tank located on premises. From the holding tank, the water flows through the bottling process at constant pressure. The water initially passes through a 10 micron filter to remove the larger solids and then passes through a series of finer media filters to remove solids greater than 2 microns in size including inorganic metals such as iron, copper and lead. The water then passes through ozonation and carbon filtration processes. Ozonation is the strongest disinfectant and oxidizing agent available for water treatment and is a standard disinfectant for bottled water processing. Activated carbon filtration removes organic compounds such as pesticides and herbicides and associated tastes and odors. The water next passes through a seven membrane reverse osmosis process which removes particles greater than 0.001 micron. The water is demagnetized to remove remaining metals and is exposed to ultraviolet light for aseptic purposes. The water is then placed in a storage tank where high volumes of oxygen (O2) is injected into the purified water under pressure creating an oxygen enriched water product. Following the oxygen enrichment process, the water is piped to the "clean room". The "clean room" is a completely enclosed room with an over-balanced ventilation system which feeds filtered, sterile air to the room. There, the water product is automatically bottled in pre-rinsed bottles, capped and labeled. The bottles are directed to a case packer which automatically loads the bottles into shipping cases for distribution.

For quality assurance purposes, the Company tests its product every two hours at various points in the bottling process, including its finished products.

The Company purchased the plant equipment in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the
1.5 liter bottles and 300 bottles per hour of the five gallon bottles. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 1997, the plant is operating at 30% of capacity using a one 40 hour shift. Two additional 40 hour shifts can be added to increase production capacity.

The overall working condition of the Company's plant and equipment is good to excellent. All of the bottling equipment will operate reliably at the maximum capacity rated by each respective manufacturer. The Company's trucks and forklifts are all in good working condition.

The Company is a member in good standing of the Canadian Bottled Water Association and the International Bottled Water Association.

Sales and Distribution.

The Company sells its products through its internal sales personnel and through independent distributors and commissioned brokers. Its product is sold in the greater Vancouver metropolitan area and internationally to Taiwan and, on a limited basis to the United States, Korea and Singapore. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, on a limited basis, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area.

The Company's sales development plan includes the increase of local and national sales to retail outlets, the expansion of existing sales in Taiwan, Korea, Singapore and the United States through existing and other sales channels, and a market expansion to other international areas, including other Pacific Rim countries.

The Company directly markets its five gallon bottles in the greater Vancouver metropolitan area to business and residential users through its salaried and commissioned sales staff. In addition, the Company leases water coolers to its customers which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 3 or more bottles per month. The customer pays a minimum charge of $11.80 per month (for two bottles), a one time bottle deposit charge of $7.35, a one time cooler deposit charge of $73.00 and an annual cooler lease charge of $73.00. The Company owns and operates two delivery vehicles and employs two delivery persons to service its customers. As of December 31, 1997, the Company has approximately 2,000 customers.

The Company also directly markets its 500 ml and 1.5 liter products to a limited number of specialty food outlets in the Vancouver area. As of December 31, 1997, direct sales to local retail outlets has been insignificant. In December 1997, the Company initiated sales to three large supermarket chains in southern California for test marketing purposes. At this time, the Company can not predict the level of sales which it will likely experience from this market.

In an effort to further develop distribution channels of its PET products within Canada and the United States, the Company has hired a North American sales manager. The sales manager will be entrusted with responsibility of developing arrangements with independent distributors and food brokers servicing large food chains and convenience stores.

The Company also exports its 500 ml and 1.5 liter products to Taiwan pursuant to a distribution agreement with Maxzone Enterprises Co. Ltd., an unaffiliated Taiwanese company. Sales to the distributor commenced in December 1996 and sales to the distributor has accounted for a significant portion of the Company's bottled water sales through December 31, 1997. For fiscal years ended December 31, 1996 and December 31, 1997, sales to the distributor accounted for 47% and 44%, respectively, of total bottled water sales.

Sales to Taiwan have increased from approximately $26,725 for year ended December 31, 1996 to $192,459 for the year ended December 31, 1997. The Company believes that the development of this market will be constrained by the current economic difficulties experienced by Taiwanese economy. The economic difficulties include the devaluation of the Taiwan currency against other non-Asian currencies causing imported goods to be more expensive, as well as a general decrease in consumer spending. As a result, the Company can not predict the level of sales it will likely experience in the future from Taiwan. The Company also has conducted limited discussions with its Taiwanese distributor concerning the construction of a bottling facility in Taiwan pursuant to which the Company would either license its technology to the distributor in exchange for a royalty on bottled water sales. Alternatively, the Company may contribute limited bottling equipment pursuant to a joint venture arrangement with the distributor upon term to be determined by the parties. A formal understanding has not been reached by the parties, however, the Company intends to limit its capital expenditures with respect to this project. If the Company elects to contribute limited bottling equipment to a joint venture arrangement, the Company may be required to raise additional funds to provide such equipment. No assurances can be given that the Company will be successful in these endeavors.

The Company intends to expand its international product sales to other Pacific Rim markets within the next 12 months notwithstanding the current economic conditions in this region. This expansion will be accomplished through agreements with independent distributors for each targeted territory. Consistent with this plan, the Company has entered into agreements for product distribution to Korea and Singapore. In June 1997, the Company entered into an agreement with Beon Top Enterprises Ltd., an unaffiliated Vancouver company, to distribute Avani Water to Korea and Singapore. In July 1997, shipments of Avani Water were made to both Korea and Singapore for test marketing purposes. At this time, the Company can not predict the level of sales which it likely will experience in either of these markets.

Backlog.

The Company had no backlog for the year ended December 31 1997. There is no seasonal impact on the Company's sales.

Facilities.

The Company's maintains it production facilities at its corporate headquarters located at 328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to production and storage and the remainder dedicated to its administrative offices.

Competition.

The bottled water industry is extremely competitive and populated by a significant number of large regional, national and international companies. Well established names in the industry, include Evian and Naya, as well as a significant number of regional products. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, their products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. However, the Company believes that its smooth taste and its unique oxygen enrichment will enable it to sufficiently compete in this market.

Product Liability.

The Company is engaged in a business which could expose it to possible claims for personal injury resulting from contamination of its water. While the Company believes that through its regular product testing it carefully inspects the quality of its water, it may be subject to exposure due to customer or distributor misuse or storage. The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it believes to be adequate to cover claims made above the limits of its product liability insurance. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its present business operations, there can be no assurances that such claims will not arise in the future or this the Company's policies will be sufficient to pay for such claims.

Proprietary Rights.

The Company has not sought patent protection for its proprietary oxygen enrichment process, rather, it relies, to the extent it can, upon trade secrets to protect its proprietary process.

Employees.

As of December 31, 1997, the Company has 26 employees, which includes two officers of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.


Item 2. Description of Property.

The Company's maintains it production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

The Company owns its facilities subject to existing mortgages and are comprised of seven adjoining buildings. Five of the buildings were purchased for a total of $563,740 between April 1996 and June 30, 1996, subject to first mortgages in the principal amount of $311,279 as of December 31, 1997. The mortgages are amortized over 25 years and bear interest at the rate of 8.30% per annum. A balloon payment of $293,834 is due May 1, 2001. The sixth building was purchased on July 1996 for $119,500 and is subject to a first mortgage in the principal amount of $67,823 as of December 31, 1997. The first mortgage is amortized over 25 years and bears interest at the rate of 8.30% per annum. A balloon payment of $63,877 is due July 29, 2001. The seventh building was purchased in March 1997 for $119,500 and is subject to first and second mortgages in the principal amount of $68,301 and $62,190, respectively, as of September 30, 1997. The first mortgage is amortized over 25 years and bears interest at the rate of 7.00% per annum. A balloon payment of $62,911 is due March 27, 2002. The second mortgage bears interest 8% with balloon payments of $20,730 due on January 31, 1998, March 30, 1998 and August 30, 1998 and is collateralized by all seven buildings.

The Company believes that it will be able to refinance the described notes on or before their respective balloon payment due dates or pay the notes as they come due out of available cash. If the Company is unable to do so, it will be required to raise additional funds for such purposes, although no assurance can be given.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders.

None

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

There is no public market for the Company's equity securities. As of December 31, 1997, (i) there are no outstanding warrants or options to purchase, or securities convertible into common stock of the Company and (ii) there are 2,194,500 shares of common stock which can be sold pursuant to Rule 144.

As of December 31, 1997, there are 117 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception.

Item 6. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Fiscal year end 1997 compared with Fiscal year end 1996.

Revenues for fiscal 1997 were $473,214 representing an increase of $404,505 from revenues of $68,709 for the comparable period in 1996. This increase was due to product sales for a full 12 month period in 1997 contrasted with its initial month of sales in 1996. Revenues in 1997 consisted of $438,636 in water and supply sales (an increase of $381,496 from $57,140 for the prior period), $22,862 in cooler and equipment sales (an increase of $16,153 from $6,709 for the prior period) and $11,716 in cooler rentals (an increase of $6,856 from $4,860 for the prior period). Of the total revenue for the 1997 period, $192,459 (or 44% of total water sales) represented sales to a Taiwan distributor. This amount represents an increase of $165,734 from sales of $26,725 to the distributor for the prior period. Interest income earned on investment of cash totaled $15,784 for the period in 1997 representing a decrease of $10,374 from $26,158 for the prior period. The decrease is a result the reduction of available cash which was used for increased operations during the 1997 period.

Cost of sales for the 1997 period totaled $400,738 which represents an increase of $245,455 from $155,283 for the prior period. This increase is due to costs associated with production operations for a full 12 month period in 1997 contrasted with its initial month of operations for the prior period. Cost of sales consisted of $316,735 in bottled water, supplies, coolers and related equipment (an increase of $217,631 from $99,104 for the prior period) and $84,003 in depreciation (an increase of $27,824 from $56,179 for the prior period). Gross profit for period was $72,476 compared with a loss of ($86,574) for the prior period. The increase was due to increased revenues from 12 months of operations in 1997 contrasted with revenues from its initial month of operations for the period in 1996.

General and administrative expenses which includes administrative salaries and overhead for the period totaled $692,832 which represents an increase of $169,858 from $522,974 for the prior period. This increase is due to costs related to building the necessary corporate infrastructure to accommodate full scale operations. Marketing expenses totaled $372,110 for the 1997 period, representing an increase of $164,316 from $207,794 for the prior period. The increase in marketing expenses is due to 12 months of operations contrasted with less then a full year of operations for the prior period. Research and development costs totaled $12,022 for the period. No research and development costs were incurred in 1996. Interest expense relates to mortgage interest incurred in connection with the Company's real estate and totaled $42,654 for the 1997 period, representing an increase of $19,585 from $23,069 for the prior period. The increase is due to the acquisition of additional real estate in 1997 and interest charges for a full 12 month period on certain properties in 1997 contrasted with a shorter period for the same properties in 1996. Net loss for the 1997 fiscal period was ($1,030,997) which represents an increase of $216,744 over ($814,253) for the prior period.

Liquidity and Capital Resources

Since its inception through December 31, 1997, the Company has raised approximately $4,399,600 from the private placement of its common stock (net of offering costs of $449,429). The Company has used these proceeds to fund the construction of its manufacturing facilities and its working capital requirements.

The Company is uncertain as to when it will achieve profitable operations. Until such time, the Company intends to finance its ongoing operations through the private placement of its capital stock or though debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on Company.

Property, plant and equipment, net of accumulated depreciation, totaled $1,752,806 on December 31, 1997. Property, plant and equipment, net of accumulated depreciation, totaled $1,662,796 on December 31, 1996.

In connection with its real estate properties, as of December 31, 1997, the Company has balloon mortgage payments of; $20,730 due on January 31, 1998, March 30, 1998 and August 30, 1998, $63,877 due on July 29, 2001, $62,911 due on March
27, 2002 and $293,834 due on May 1, 2001 (See "Item 2. Description of Property"). The Company believes that it will be able to refinance the described balloon payments on or before their respective dates, or pay the notes as they come due out of available cash. If the Company is unable to do so, it will be required to raise additional funds for such purposes, although no assurance can be given.

Fiscal year end 1996 compared with Fiscal year end 1995.

The Company was organized on November 29, 1995 and commenced the marketing and sale of Avani Water in September 1996.

The Company did not have revenues for the period from inception (November 29, 1995) through December 31, 1995. For the same period, the Company incurred consulting and professional fees and salaries in the amount of $9,252.

Revenues for the year ending December 31, 1996 were $68,709 which consisted of $57,140 in water sales, $4,860 in cooler leases and $6,709 in cooler sales. Of the total revenue for the period, $26,725 (or 38% of total revenues) represented sales to a Taiwan distributor. Interest income earned on investment of cash for the period totaled $26,158.

Cost of sales for the year ended December 31, 1996 totaled $155,283 which consisted of $99,104 in bottled water, supplies, coolers and related equipment and $56,179 in depreciation. Gross profit (loss) for the period was ($86,574).

General and administrative expenses for the 1996 period totaled $522,974 which consisted of administrative salaries and overhead expenses incurred during its development and initial operating phase and represents an increase of $513,722 from the prior period ended December 31, 1995. Marketing expenses totaled $207,794 for the period. Loss from operations for the period was ($817,342).

Disclosure Regarding Forward Looking Statement and Cautionary Statement.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. Lack of Profitable Operations. Since the Company's recent inception, the Company has experienced operating losses for fiscal 1996 and 1997. Loss from operations for fiscal 1997 approximated one million dollars. Moreover, the Company can not predict when it will achieve profitable operations. The ability of the Company to achieve profitable operations will be dependent upon many factors, including the successful market development of its super oxygenated water. Successful market development includes establishing necessary sales channels in the United States and other markets through distributors and food brokers, and having funds available for product marketing and slotting fees. As of December 31, 1997, the Company has limited sales channels in the United States and Canada. The Company intends to raise additional funds in the immediate future for product marketing, among other purposes. No assurances can be given that the Company will be able to successfully develop the market for its product.

2. Need For Additional Capital. The Company will require additional capital to sustain its operations until such time as the Company achieves profitable operations, and to otherwise expand its business. No assurances can be given that the Company will be successful in raising the capital necessary for it to sustain its operations during its operational loss period.

3. Limited Distribution Channels and Reliance On Distributor. As of December 31, 1997, the Company has limited distribution channels in the United States and Canada. The Company presently is attempting to expand its distribution channels in the United States and Canada. However, no assurances can be given that the Company will be successful in this endeavor. Further, at year ended 1997, a significant portion of its sales (44%) was made through one distributor located in Taiwan. The loss of this distributor will have a material adverse impact upon the operations of the Company.

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

                              Director/
                              Officer
Name                 Age      Since          Position
----                 ---      -----          --------

Peter Khean          53       1995     President, Secretary
                                         and Chairman
Nico Huang           48       1995      Vice-President,
                                         Treasurer and Director
--------------------------------------------------------------------------------

Peter Khean - Mr. Khean has been President, Secretary and Chairman of the Company since December 1995. From 1985 to December 1995, Mr. Khean has been a business consultant providing services to individuals and business located in the Pacific Rim countries. Mr. Khean is a Certified General Accountant in Canada.

Nico Huang - Ms. Huang has been Vice President, Secretary and Director of the Company since December 1995. From 1975 until December 1995, Ms. Huang has operated a family owned health product manufacturing facility located in Taiwan.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 1997, 1996 and 1995, respectively, are set forth in the following table:

                                         SUMMARY COMPENSATION

                            Annual Compensation        Long Term Compensation
                            -------------------        ----------------------
                                                            Awards     Payouts
                                                            ------     -------
Name and
Principal                  Salary   Bonus   Other   Restr.  Options
Position            Year    ($)      ($)     ($)    Stock    SARS    LTIP  Other
--------            ----   -----    -----   -----   -----    ----    ----  -----

Peter Khean         1995     --      --      --     $450(1)   --      --    --
President and       1996     --      --      --       --      --      --    --
Chairman            1997     --      --      --       --      --      --    --

Nico Huang          1995     --      --      --     $450(1)   --      --    --
Vice President and  1996     --      --      --       --      --      --    --
Director            1997     --      --      --       --      --      --    --

--------------------------------------------------------------------------------

(1). Both Peter Khean and Nico Huang received 450,000 shares of common stock of the Company for services rendered in connection with the formation of the Company. The fair market value of such stock awards totaled $900.00, which is indicated above.

The Company intends to initiate the payment of a monthly salary in the amount of $7,000 to both Mr. Khean and Ms. Huang at such time as the Company achieves profitable operations.

Other than as indicated above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

The Company's directors received no fees for their services as a director, however, they are reimbursed for expenses incurred by them in connection with the Company's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of March 31, 1998, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title       Name and Address                  Amount and nature       Percent
of Class    of Beneficial Owner               Beneficial Ownership    of Class
--------    -------------------               --------------------    --------

Common     Peter Khean(1)                          450,000             3.92%
Stock      328-17 Fawcett Road
           Coquitlam, B.C. V3K 6V2

Common     Nico Huang(2)                           450,000             3.92%
Stock      328-17 Fawcett Road
           Coquitlam, B.C. V3K 6V2

Common     Wang Hsiu Yun(3)                      1,000,000             8.72%
Stock      8F-1, 110 Hon Ko Street
           Taipei, Taiwan

Common     Wen Lung Hsieh                        1,000,000             8.72%
Stock      7F 78 Chang An East Rd.
           Section 2
           Taipei, Taiwan

Common     Hsieh Su-Yuan Huang(4)                  466,000             4.06%
Stock      5F-2 No 348 Yung Chi Rd.
           Hsing Yi District
           Taipei, Taiwan

Common     Hsiu-Ling Huang(4)                      537,000             4.68%
Stock      5F-2 No 348 Yung Chi Rd.
           Hsing Yi District
           Taipei, Taiwan

Common     Ying-Feng Huang(4)                      487,000             4.24%
Stock      5F-2 No 348 Yung Chi Road
           Hsing Yi District
           Taipei, Taiwan

Common     Yun Hsin Lu                             850,000             7.41%
Stock      70 Lien Hai Road
           Taipei, Taiwan

Common     Officers and                            900,000             7.84%
Stock      Directors, as
           a group (2 persons)

--------------------------------------------------------------------------------

(1). Excludes 150,000 shares held by Mrs. Eunice Khean, the wife Mr. Khean. Mr. Khean disclaims beneficial ownership of such shares.

(2). Excludes 150,000 shares held by Mr. Tomo Hwang, the husband of Mrs. Huang. Mrs. Huang disclaims beneficial ownership of such shares.

(3). Wang Hsiu Yun is a controlling shareholder of Georgia Pacific Company (see "Certain Relationships and Related Transactions").

(4). May be deemed members of a group.

Item 12. Certain Relationships and Related Transactions.

On December 18, 1995, the Company entered into an agreement with Georgia Pacific Company, a Taiwanese company ("Georgia Pacific"), to acquire the exclusive worldwide rights to the technology for the oxygen enrichment process in exchange for 5,000,000 shares of common stock of the Company. In addition, pursuant to the agreement, the Company agreed to pay Georgia Pacific a finder's fee of 10% in connection with the sale of its common stock to Taiwanese investors identified by Georgia Pacific. The parties did not specify a term or duration for this aspect of the agreement. During 1996, the Company paid Georgia Pacific $218,800 in finder's fees. During 1997, the Company paid Georgia Pacific $134,630 in finder's fees. In addition, during 1997, the Company paid Wang Hsiu Yun, the controlling shareholder of Georgia Pacific, the sum of $22,962 as a broker's fee in connection with the purchase of certain equipment.

On December 21, 1995, the Company entered into a separate agreement with Georgia Pacific pursuant to which Georgia Pacific agreed to assist the Company in the market and sale of its product to the Pacific Rim countries through joint venture arrangements, licensees or distributors. The consideration payable to Georgia Pacific was $10,000 per month during the term of the agreement which expired on December 31, 1996. Effective May 1, 1997, a new agreement was entered into that provided for a monthly payment of $12,000 to Georgia Pacific. During 1997, the Company paid Georgia Pacific the sum of $90,000 in connection with this agreement. The agreement has expired and new agreement has not been entered into by the parties. Any agreement will be subject to the negotiation by the parties. The Company has entered into distribution agreements for Taiwan, Singapore and Korea as a result of the efforts of Georgia Pacific.

In 1995, the Company issued 450,000 shares to Peter Khean, 450,000 shares to Nico Huang, 150,000 to Eunice Khean and 150,000 to Tomo Hwang and the shares were valued at $450.00, $450.00, $150.00 and $150.00, respectively. The shares were issued in exchange for services renderedby such parties in connection with the formation of the Company.

                                     PART IV

Item 13. Exhibits and reports on Form 8-K.
(a).(1)  Exhibits

                                 EXHIBIT INDEX

3.(i)     Articles of Incorporation of the Company.*
          Articles of Incorporation, as amended of Avani Marketing Corp.* Certificate of Incorporation and Name Change and Articles of Avani Water Corporation.* Articles of Marina Bottling Company Ltd. Articles of Incorporation of Avani Manufacturing (China) Inc.

3.(ii) By-Laws of the Company.* By-Laws of Avani Marketing Corp.* By-Laws of Avani Manufacturing (China) Inc.

10.(i) Mortgage in favor of International Commercial Bank of Cathay (Canada) dated May 2, 1996.*
10.(ii)   Mortgage in favor of Riversedge Holding Corp. dated
          May 2, 1996.*
10.(iii) Mortgage in favor of International Commercial Bank of Cathay (Canada) dated July 26, 1996.*
10.(iv)   Mortgage in favor of Riversedge Holding Corp. dated
          July 26, 1996.*
10.(v) Mortgage in favor of International Commercial Bank of Cathay (Canada) dated March 25, 1997.*
10.(vi)   Mortgage in favor of Riversedge Holding Corp. dated
          March 25, 1997.*
10.(vii)  Agreement dated December 15, 1995 between the Company and Georgia Pacific Company.*
10.(viii) Agreement dated December 18, 1995 between the Company and Georgia
          Pacific Company.*
10.(ix) Agreement dated December 26, 1996 between the Company and Georgia Pacific Company.*
10.(x) Distribution Agreement dated December 14, 1996 between the Company and Yueh Long Enterprise Co., LTD.*
10.(xi ) Distribution Agreement dated June 13, 1997 between the Company and Beon Top Enterprises Ltd.*
10.(xii) Agreement dated April 29, 1997 by and between the Company and Georgia Pacific Company. *
21.(i)    Subsidiaries of the Registrant

* Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997.

(a).(2) Financial Statements

                         INDEX TO FINANCIAL STATEMENTS




       -Independent Auditors' Report of
       April 11, 1998.........................................F-1

       -Consolidated Balance Sheets as of December 31, 1997
       (audited) and December 31, 1996 (audited)..............F-2

       -Consolidated Statements of Operations for
       Fiscal Years Ended December 31, 1997 (audited) and
       December 31, 1996 (audited) ...........................F-3

       -Consolidated Statements of Stockholder's Equity
       For Years Ended December 31, 1997 (audited)
       and December 31, 1996 (audited)........................F-4

       -Consolidated Statements of Cash Flows for
       Fiscal Years Ended December 31, 1997 (audited) and
       December 31, 1996 (audited)............................F-5

       -Notes to consolidated Financial Statements............F-6

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders
Avani International Group Inc.


We have audited the accompanying consolidated balance sheets of Avani International Group Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                              COGEN SKLAR LLP




Bala Cynwyd, Pennsylvania
April 11, 1998

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996





                                                                      1997             1996
                                                                  -----------       -----------
              ASSETS

CURRENT ASSETS
     Cash                                                         $   120,492       $   898,581
     Accounts receivable                                               76,343            43,784
     Goods and services tax receivable                                 54,105            75,414
     Subscription receivable                                          240,000              --
     Inventory                                                        105,530            78,069
     Prepaid expenses                                                  60,716            28,630
                                                                  -----------       -----------

TOTAL CURRENT ASSETS                                                  657,186         1,124,478
                                                                  -----------       -----------

PROPERTY, PLANT AND EQUIPMENT - NET                                 1,752,806         1,662,796
                                                                  -----------       -----------

OTHER ASSETS
     Security deposits                                                  8,541             1,720
     Trademarks                                                         4,244             4,593
     License                                                            4,800             5,000
                                                                  -----------       -----------
                                                                       17,585            11,313
                                                                  -----------       -----------

TOTAL ASSETS                                                      $ 2,427,577       $ 2,798,587
                                                                  ===========       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                            $    68,924       $    63,771
     Accounts payable and accruals                                     54,794           130,832
     Wages and benefits payable                                        16,086            34,944
     Unearned income                                                   19,737             8,485
     Bottle and cooler deposits                                        66,859            27,641
                                                                  -----------       -----------

TOTAL CURRENT LIABILITIES                                             226,400           265,673

LONG-TERM DEBT - NET OF CURRENT PORTION                               440,669           421,826
                                                                  -----------       -----------

TOTAL LIABILITIES                                                     667,069           687,499
                                                                  -----------       -----------

              STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value, 25,000,000 shares authorized;
   10,113,600 and 9,456,500 shares issued and outstanding              10,114             9,457

ADDITIONAL PAID-IN CAPITAL                                          3,465,257         2,938,443

COMMON STOCK SUBSCRIBED                                               240,000              --

ACCUMULATED DEFICIT                                                (1,854,502)         (823,505)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                              (100,361)          (13,307)
                                                                  -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                                          1,760,508         2,111,088
                                                                  -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,427,577       $ 2,798,587
                                                                  ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996








                                                          1997              1996
                                                      -----------       -----------

REVENUE
     Bottled water and supply sales                   $   438,636       $    57,140
     Cooler and equipment sales                            22,862             6,709
     Cooler rentals                                        11,716             4,860
                                                      -----------       -----------
                                                          473,214            68,709
                                                      -----------       -----------


COST OF GOODS SOLD
     Cost of goods sold (excluding depreciation)          316,735            99,104
     Depreciation                                          84,003            56,179
                                                      -----------       -----------
                                                          400,738           155,283
                                                      -----------       -----------

GROSS PROFIT (LOSS)                                        72,476           (86,574)
                                                      -----------       -----------


OPERATING EXPENSES
     General and administrative                           692,832           522,974
     Marketing                                            372,110           207,794
     Research and development                              12,022              --
                                                      -----------       -----------
                                                        1,076,964           730,768
                                                      -----------       -----------

LOSS FROM OPERATIONS                                   (1,004,488)         (817,342)
                                                      -----------       -----------


OTHER INCOME (EXPENSE)
     Other                                                    361              --
     Interest income                                       15,784            26,158
     Interest expense                                     (42,654)          (23,069)
                                                      -----------       -----------
                                                          (26,509)            3,089
                                                      -----------       -----------

NET LOSS                                              $(1,030,997)      $  (814,253)
                                                      ===========       ===========


BASIC AND DILUTED LOSS PER COMMON SHARE               $     (0.11)      $      (.10)
                                                      ===========       ===========


WEIGHTED AVERAGE NUMBER OF SHARES                       9,631,504         7,999,921
                                                      ===========       ===========








        The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996





                                                                                                                        Foreign
                                                     Common Stock          Additional      Common                       Currency
                                             -------------------------      Paid-In        Stock        Accumulated    Translation
                                               Shares         Amount        Capital      Subscribed       Deficit      Adjustment
                                             ----------    -----------    -----------    -----------    -----------    -----------


BALANCE, DECEMBER 31, 1995                    6,390,000    $     6,390    $   189,810    $   160,000    $    (9,252)   $      --

ISSUANCE OF COMMON STOCK
     Cash                                     2,906,500          2,907      2,903,593           --             --             --
     Under subscription agreement               160,000            160        159,840       (160,000)

COMMISSIONS ON SHARES ISSUED                       --             --         (314,800)          --             --             --

NET LOSS FOR YEAR ENDED DECEMBER 31, 1996          --             --             --             --         (814,253)          --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT            --             --             --             --             --          (13,307)
                                             ----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1996                    9,456,500          9,457      2,938,443           --         (823,505)       (13,307)

PURCHASE AND RETIREMENT OF COMMON STOCK        (486,000)          (486)      (480,514)          --             --             --

ISSUANCE OF COMMON STOCK                      1,143,100          1,143      1,141,957           --             --             --

OFFERING COSTS FOR SHARES ISSUED                   --             --         (134,629)          --             --             --

COMMON STOCK SUBSCRIBED                            --             --             --          240,000           --             --

NET LOSS                                           --             --             --             --       (1,030,997)          --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT            --             --             --             --             --          (87,054)
                                             ----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1997                   10,113,600    $    10,114    $ 3,465,257    $   240,000    $(1,854,502)   $  (100,361)
                                             ==========    ===========    ===========    ===========    ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996






                                                                                      1997              1996
                                                                                  -----------       -----------

OPERATING ACTIVITIES
     Net loss                                                                     $(1,030,997)      $  (814,253)
     Adjustments to reconcile net loss to net
        cash used in operating activities
         Depreciation and amortization                                                127,159            83,889
         (Increase) decrease in assets
             Accounts receivable                                                      (17,831)         (120,271)
             Inventory                                                                (32,899)          (78,772)
             Prepaid expenses                                                         (32,852)          (28,697)
             Other assets                                                              (7,210)           (1,736)
         Increase (decrease) in liabilities
             Accounts payable                                                         (91,940)          162,938
             Unearned income and deposits                                              54,626            36,451
                                                                                  -----------       -----------

     Net cash used in operating activities                                         (1,031,944)         (760,451)
                                                                                  -----------       -----------

INVESTING ACTIVITIES
     Acquisition of property, plant and equipment                                    (310,210)       (1,752,251)
     Investment in trademarks and patents                                                --              (4,634)
     Loan (receivable) repayment                                                         --              30,000
                                                                                  -----------       -----------

     Net cash used in investing activities                                           (310,210)       (1,726,885)
                                                                                  -----------       -----------

FINANCING ACTIVITIES
     Proceeds from mortgages payable                                                  115,360           529,608
     Payments of mortgages payable                                                    (63,911)          (39,637)
     Issuance of common shares, net of offering costs                               1,008,471         2,751,700
     Purchase of common shares                                                       (481,000)             --
                                                                                  -----------       -----------

     Net cash provided by financing activities                                        578,920         3,241,671
                                                                                  -----------       -----------

EFFECT OF EXCHANGE RATES ON CASH                                                      (14,855)           (1,702)
                                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                      (778,089)          752,633

CASH - BEGINNING OF YEAR                                                              898,581           145,948
                                                                                  -----------       -----------

CASH - END OF YEAR                                                                $   120,492       $   898,581
                                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
         Interest                                                                 $    42,654       $    23,095
                                                                                  ===========       ===========

         Income taxes                                                             $      --         $      --
                                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES 100,000 share stock certificate was redeemed for $80,000
        and the issuance of a 15,000 share stock certificate                           15,000              --
                                                                                  ===========       ===========

     Common stock subscription                                                        240,000              --
                                                                                  ===========       ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Nature of Business
Avani International Group Inc. (the "Company"), a Nevada corporation, formerly Rainfresh Technologies, Inc. has constructed a bottling facility and has been engaged in the business of developing, manufacturing and distributing an oxygen enriched, purified bottled water under the trade name "Avani Water".

The Company changed its name from Rainfresh Technologies, Inc. to Avani International Group Inc. on January 14, 1997. The Company has four wholly-owned subsidiaries, Avani Marketing Corp., organized under the laws of Nevada; Avani Water Corporation, organized under the laws of British Columbia (Canada); and Avani Manufacturing (China), organized under the laws of Nevada. Marina Bottling Company, Ltd., organized under the laws of British Columbia (Canada), was inactive during 1997.

A technology, which injects oxygen into purified water is utilized by the Company to produce an oxygen enriched, purified bottled water. The exclusive worldwide rights to the oxygen enrichment process were acquired from a Taiwanese company, in December 1995 for the issuance of common stock. The product is sold in the greater Vancouver metropolitan area and internationally primarily in Taiwan. International sales for the years ended December 31, 1997 and 1996 were $214,488 and $26,725.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
Assets and liabilities of the foreign subsidiaries have been translated using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (foreign currency translation adjustment).

Financial Instruments
The carrying amount of cash, accounts receivable, accounts payable, other liabilities and deposits approximates fair value as of December 31, 1997 because of their short maturities.

The carrying value of the fixed rate long-term debt approximates fair value since the interest rate associated with the long-term debt approximates the current market interest rate.

Accounts Receivable and Bad Debts
The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debts have not been material.

Inventory
Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market. Inventory is comprised of small bottles, packaging containers, supplies for resale and water coolers.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment
The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using accelerated methods. Five liter bottles are amortized over their estimated useful lives.

Revenue Recognition
Revenue on sales of bottled water and coolers is recognized upon delivery. Leases of water coolers and filters are accounted for under the operating method and, accordingly, rental income is reported over the terms of the leases.

Income Taxes
The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial accounting and income tax bases of assets and liabilities, and the use of carryforwards, if any, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized.

Loss Per Share
Effective year ended December 31, 1997, the company adopted SFAS No. 128, "Earnings Per Share" (EPS). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 was effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of the prior years' earnings per share.

Prior year amounts for net loss per common share were recomputed in accordance with SFAS No. 128; however, such recomputed amounts were unchanged from those previously reported.

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted earnings (loss) per share are the same.

Recoverability of Long Lived Assets
Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

Accounting for Stock-Based Compensation
Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Stock-Based Compensation (Continued)
Effective January 1, 1996, the Company implemented SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach of the Standard.

Recently Issued Accounting Pronouncements
During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. The reporting and display requirements of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The Company presently intends to comply with this statement for its year ended December 31, 1998.

During June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The reporting and disclosure requirements of SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company presently intends to comply with this statement for its year ended December 31, 1998.


NOTE 2 - CONCENTRATION OF CREDIT RISK INVOLVING CASH

The Company maintains its cash balances in a bank located in Canada. These balances are not insured.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:



                                                      December 31,
                                               --------------------------
                                                  1997            1996
                                               ----------      ----------

      Land                                     $  151,795      $  136,230
      Building                                    868,103         815,204
      Plant equipment                             824,542         698,679
      Office furniture and equipment               88,178          74,800
      Vehicles                                     20,638          21,773
                                               ----------      ----------
                                                1,953,256       1,746,686
      Less: Accumulated depreciation              200,450          83,890
                                               ----------      ----------

      Property, Plant and Equipment - Net      $1,752,806      $1,662,796
                                               ==========      ==========

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996






NOTE 4 - LONG TERM DEBT


Following is a summary of long-term debt:                                                 December 31,
                                                                                      ----------------------
                                                                                        1997          1996
                                                                                      --------      --------

Mortgage payable due in monthly installments of $2,487 including interest at
    8.3%, balloon payment of $293,834 due May 1, 2001, secured by land
    and building with a net book value of $516,015                                    $311,279      $332,885

Second mortgage payable, interest only, interest 10% per annum, principal payments due $36,450 on December 31, 1996 and June 30, 1997, secured
    by land and building with a net book value of $516,015                                --          36,450

Mortgage payable due in monthly installments of $541 including interest at 8.3%, balloon payment of $63,877 due July 29, 2001, secured by land
    and building with a net book value of $109,528                                      67,823        72,522

Second mortgage payable, interest only, interest at 8% per annum, principal payments due $21,870 on June 30, 1997 and $21,690 on January 31,
    1998, secured by land and building with a net book value of $109,528                  --          43,740

Mortgage payable due in monthly installments of $484 including interest at 7%, balloon payment of $62,911 due March 27, 2002, secured by land
    and building with a net book value of $111,064                                      68,301          --

Second mortgage payable, interest only, interest at 8% per annum, principal payments $20,730 due January 31, 1998, March 30, 1998 and August 30,
    1998, secured by land and building with a net book value of $736,607                62,190          --
                                                                                      --------      --------
                                                                                       509,593       485,597
Less: Current portion                                                                   68,924        63,771
                                                                                      --------      --------

                                                                                      $440,669      $421,826
                                                                                      ========      ========


The minimum annual repayment requirements on long-term debt as of December 31, 1997 are as follows:



           YEARS ENDING
           DECEMBER 31,                                   AMOUNT
           ------------                                   ------

              1998                                     $  68,924
              1999                                         7,290
              2000                                         7,891
              2001                                       362,220
              2002                                        63,268
                                                        --------

                                                        $509,593
                                                        ========

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996






NOTE 5 - INCOME TAXES

There is no income tax benefit for operating losses for years ended December 31, 1997 and 1996 due to the following:

         Current tax benefit - the operating losses cannot be carried back to earlier years.

         Deferred tax benefit - the deferred tax assets were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The components of the net deferred tax assets (liabilities) are as follows:



                                         1997            1996
                                      ---------       ---------

Property, plant and equipment         $(185,300)      $ (29,700)
Net operating loss carryforwards        719,000         355,400
Valuation allowance                    (533,700)       (325,700)
                                      ---------       ---------

                                      $    --         $    --
                                      =========       =========


Avani International Group Inc. and Avani Marketing Corp. file a consolidated corporate income tax return in the United States and Avani Water Corporation files a corporate income tax return in Canada.

The use of net operating loss carryforwards for United States income tax purposes is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $572,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2012. At December 31, 1997, the Company had net operating loss carryforwards of approximately $1,225,000 for Canadian income tax purposes, which if not used will expire during the years 2002 through 2004.


NOTE 6 - COMMON STOCK

During 1997, the company raised $1,143,100 from a private placement through the issuance of 1,143,100 shares of common stock. Offering costs related to the private placement amounted to $134,629. The Company redeemed and retired 486,000 shares of common stock for $481,000. In addition, the Company received subscriptions for 240,000 shares of common stock at $1.00 per share, and the proceeds of $240,000 were received in January 1998.

During 1996, the Company raised $2,906,500 from a private placement through the issuance of 2,906,500 shares of common stock. Offering costs related to the private placement amounted to $314,800. In addition, proceeds of $160,000 were received in January 1996 for subscriptions received in 1995 for 160,000 shares of common stock at $1.00 per share.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996






NOTE 7 - RELATED PARTY TRANSACTIONS

In December 1995, the Company entered into two agreements with the Taiwanese company from which the worldwide rights were acquired. The Company agreed to pay a 10% finder's fee in connection with the sale of the Company's common stock to Taiwanese investors. During the year ended December 31, 1997 finders fees incurred amounted to $134,629, of which $20,000 was payable at December 31, 1997. During the year ended December 31, 1996, finders fees paid to the Taiwanese company amounted to $218,800.

In addition, the Company entered into a marketing agreement for a term of one year, expiring December 31, 1996, at $10,000 per month. Consulting fees incurred for the year ended December 31, 1996 amounted to $120,000, of which $30,000 was payable at December 31, 1996. In May 1997 another marketing agreement was entered into for a term of eight months at $12,000 per month. Consulting fees incurred for the year ended December 31, 1997 amounted to $90,000, net of a $6,000 credit.

In addition, during 1997, the Company paid $22,962 to the controlling shareholder of the Taiwanese company as a broker's fee in connection with the purchase of certain equipment.


NOTE 8 - LEASES

For the years ended December 31, 1997 and 1996 total rental expenses under leases amounted to $46,147 and $19,155. At December 31, 1997, the Company was obligated under various noncancelable operating lease arrangements for vehicles as follows:


             YEARS ENDING                                  LEASE
             DECEMBER 31,                               OBLIGATIONS
             ------------                               -----------

                1998                                       $46,819
                1999                                        38,055
                2000                                         5,221
                2001                                         1,211
                                                           -------

                                                           $91,306
                                                           =======


NOTE 9 - MAJOR CUSTOMERS AND SUPPLIER

The Company sells a substantial portion of its product to one customer. During the years ended December 31, 1997 and 1996, sales to this customer aggregated $192,459 and $26,725. At December 31, 1997 and 1996, amounts due from this customer included in trade accounts receivable were $9,453 and $26,506. If this customer was lost, it is unlikely that the Company would be able to replace the lost revenue in the near term.

During the years ended December 31, 1997 and 1996, the Company purchased approximately 34% and 54% of its materials from one supplier. At December 31, 1997 and 1996 amounts due to that supplier were $-0- and $60,869. If the supplier ceased doing business with the Company, management believes that other sources of materials are available.

(b). Reports on Form 8-K.
None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/ Peter Khean                             May 13, 1998
---------------------------                 ----------------
Peter Khean                                     Date
Chairman and
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Khean                             May 13, 1998
---------------------------                 ----------------
Peter Khean
Director


/s/ Nico Huang                               May 13, 1998
---------------------------                  ---------------
Nico Huang
Director