Form 10QSB
period 1998-03-31
AVANI INTERNATIONAL GROUP INC
filed 1998-06-30
CIK 1048701

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                         AVANI INTERNATIONAL GROUP INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866
 ------                                         ----------
(State of                                      (I.R.S. Employer
 Incorporation)                                 I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)    V3K 6V2
---------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number 604-525-2386.
                          -------------

Securities registered under Section 12 (b) of the Act:

         Title of each class           Name of exchange on which
          to be registered           each class is to be registered
         ----------------            ------------------------------

              None                                 None


Securities registered under Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _____ No: __X__.
                                          Yes: __X__ No: _____.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 31, 1998 was 11,453,600.

Transitional Small Business Issuer Format (Check One):
Yes: _____ No: __X__

                                      INDEX
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                  Page No.
                                                               --------

        Consolidated Condensed Balance Sheet as of March 31, 1998
        and December 31, 1997.                                     3
        Consolidated Condensed Statement of Operations for the
        Three Months Ended March 31, 1998 and 1997.                4
        Consolidated Condensed Statement of Stockholders
        Equity for the Three Months Ended March 31, 1998 and 1997. 5 Consolidated Condensed Statement of Cash Flows
        for the Three Months Ended March 31, 1998 and 1997.        6
        Notes to Financial Statements                              7
Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition.                        8
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.                         10
Signatures                                                        11

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                       March 31,        December 31,
                                                                         1998               1997
                                                                      ----------         ----------
              ASSETS                                                  (Unaudited)         (Audited)

CURRENT ASSETS
     Cash                                                           $ 1,010,716         $   120,492
     Accounts receivable                                                 80,615              76,343
     Goods and services tax receivable                                   29,440              54,105
     Subscription receivable                                             20,700             240,000
     Inventory                                                           90,186             105,530
     Prepaid expenses                                                    36,386              60,716
                                                                    -----------         -----------

TOTAL CURRENT ASSETS                                                  1,268,043             657,186
                                                                    -----------         -----------

PROPERTY, PLANT AND EQUIPMENT - Net                                   1,775,976           1,752,806
                                                                    -----------         -----------

OTHER ASSETS
     Security deposits                                                   10,899               8,541
     Trademarks                                                           5,690               4,244
     License                                                             32,800               4,800
                                                                    -----------         -----------
                                                                         49,389              17,585
                                                                    -----------         -----------

TOTAL ASSETS                                                        $ 3,093,408         $ 2,427,577
                                                                    ===========         ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                              $    27,953         $    68,924
     Accounts payable and accruals                                      257,763              54,794
     Wages and benefits payable                                          13,341              16,086
     Unearned income                                                     14,285              19,737
     Bottle and cooler deposits                                          71,745              66,859
                                                                    -----------         -----------

TOTAL CURRENT LIABILITIES                                               385,087             226,400

LONG-TERM DEBT - Net of current portion                                 446,938             440,669
                                                                    -----------         -----------

TOTAL LIABILITIES                                                       832,025             667,069
                                                                    -----------         -----------

              STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value, 25,000,000 shares authorized;
   11,453,600 and 10,113,600 shares issued and outstanding               11,454              10,114

COMMON STOCK DISCOUNT                                                   (55,000)               --

ADDITIONAL PAID-IN CAPITAL                                            4,636,847           3,465,257

COMMON STOCK SUBSCRIBED                                                  20,700             240,000

ACCUMULATED OTHER COMPREHENSIVE INCOME                                  (81,721)           (100,361)

ACCUMULATED DEFICIT                                                  (2,270,897)         (1,854,502)
                                                                    -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                            2,261,383           1,760,508
                                                                    -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,093,408         $ 2,427,577
                                                                    ===========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                             1998                1997
                                                       ------------         ------------
REVENUE
    Bottled water and supply sales                     $    104,001         $    141,776
    Cooler and equipment sales                                6,594                3,201
    Cooler rentals                                           10,346                4,617
                                                       ------------         ------------
                                                            120,941              149,594
                                                       ------------         ------------


COST OF GOODS SOLD
    Cost of goods sold (excluding depreciation)              85,429               99,227
    Depreciation                                             21,210               17,054
                                                       ------------         ------------
                                                            106,639              116,281
                                                       ------------         ------------

GROSS PROFIT                                                 14,302               33,313
                                                       ------------         ------------


OPERATING EXPENSES
    General and administrative                              253,757              159,636
    Marketing                                               169,199               60,492
                                                       ------------         ------------
                                                            422,956              220,128
                                                       ------------         ------------

LOSS FROM OPERATIONS                                       (408,654)            (186,815)
                                                       ------------         ------------


OTHER INCOME (EXPENSE)
    Other                                                     1,397                   44
    Interest income                                           1,787                6,738
    Interest expense                                        (10,925)              (9,405)
                                                       ------------         ------------
                                                             (7,741)              (2,623)
                                                       ------------         ------------

NET LOSS                                               $   (416,395)        $   (189,438)
                                                       ============         ============


BASIC AND DILUTED LOSS PER COMMON SHARE                $      (0.04)        $      (0.02)
                                                       ============         ============


WEIGHTED AVERAGE NUMBER OF SHARES                        10,496,933            9,456,333
                                                       ============         ============



        The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                                                        Accumulated
                                      Common Stock             Common      Additional       Common         Other
                                -----------------------        Stock        Paid-In         Stock      Comprehensive   Accumulated
                                Shares          Amount       Discount       Capital       Subscribed       Income        Deficit
                                ------          ------       --------       -------       ----------       ------        -------


BALANCE, DECEMBER 31, 1997
   (Audited)                  10,113,600    $    10,114    $      --      $ 3,465,257    $   240,000    $  (100,361)   $(1,854,502)

PURCHASE AND RETIREMENT OF
   COMMON STOCK                 (400,000)          (400)          --         (399,600)          --             --             --

ISSUANCE OF COMMON STOCK       1,500,000          1,500        (55,000)     1,463,500           --             --             --

CASH UNDER SUBSCRIPTION
   AGREEMENT                     240,000            240           --          239,760       (240,000)          --             --

OFFERING COSTS FOR SHARES
   ISSUED                           --             --             --         (132,070)          --             --             --

COMMON STOCK SUBSCRIBED             --             --             --             --           20,700           --             --

NET LOSS                            --             --             --             --             --             --         (416,395)

OTHER COMPREHENSIVE INCOME          --             --             --             --             --           18,640
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, MARCH 31, 1998       11,453,600    $    11,454    $   (55,000)   $ 4,636,847    $    20,700    $   (81,721)   $(2,270,897)
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                        .
                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998               1997
                                                                 -----------        -----------
OPERATING ACTIVITIES
     Net loss                                                    $  (416,395)       $  (189,438)
     Adjustments to reconcile net loss to net cash used in
        operating activities
         Depreciation and amortization                                30,086             25,765
         Issuance of common stock for professional fees               10,000               --
         (Increase) decrease in assets
             Accounts receivable                                      22,363            (27,446)
             Inventory                                                17,072             (3,192)
             Prepaid expenses                                         24,612              1,953
             Other assets                                             (2,202)              --
         Increase (decrease) in liabilities
             Accounts payable                                        199,562            (38,439)
             Unearned income and deposits                             (2,088)            14,798
                                                                 -----------        -----------

     Net cash used in operating activities                          (116,990)          (215,999)
                                                                 -----------        -----------

INVESTING ACTIVITIES
     Acquisition of property, plant and equipment                    (22,256)          (202,474)
     Investment in trademarks and patents                            (28,000)              --
                                                                 -----------        -----------

     Net cash used in investing activities                           (50,256)          (202,474)
                                                                 -----------        -----------

FINANCING ACTIVITIES
     Proceeds from mortgages payable                                    --               72,183
     Payments of mortgages payable                                   (43,390)              (909)
     Issuance of common shares, net of offering costs              1,507,930               --
     Purchase of common shares                                      (400,000)            (1,000)
                                                                 -----------        -----------

     Net cash provided by financing activities                     1,064,540             70,274
                                                                 -----------        -----------

EFFECT OF EXCHANGE RATES ON CASH                                      (7,070)            (9,910)
                                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH                                      890,224           (358,109)

CASH - BEGINNING OF PERIOD                                           120,492            898,581
                                                                 -----------        -----------

CASH - END OF PERIOD                                             $ 1,010,716        $   540,472
                                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
         Interest                                                $    10,925        $     9,405
                                                                 ===========        ===========

         Income taxes                                            $      --          $      --
                                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
     Common stock subscription                                   $    20,700        $      --
                                                                 ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997





NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Avani International Group, Inc. (the "Company") and its subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS"), Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the three months ended March 31, 1998 and 1997 was $18,640 and $(22,296).


NOTE 4 - MAJOR CUSTOMER AND SUPPLIER

The Company sells a substantial portion of its products to one customer. During the three months ended March 31, 1998 and 1997, sales to this customer aggregated $18,720 and $139,781. At March 31, 1998 and 1997, amounts due from this customer included in trade accounts receivable were $-0- and $-0-.

During the three months ended March 31, 1998 and 1997, the Company purchased approximately 36% and 0% of its materials from one supplier. At March 31, 1998 and 1997 amounts due to that supplier were $-0- and $-0-. If the supplier ceased doing business with the Company, management believes that other sources of materials are available.

Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Three Months Ended March 31, 1998 compared with Three Months Ended March 31,
1997.

Revenues for the three months ended March 31, 1998 were $120,941 representing a decrease of 19.15% from revenues of $149,594 for the comparable period in 1997. This decrease was due to a reduction in sales to the Company's major customer in Taiwan. The reduction is a result of the current economic difficulties in this country. The decrease in sales to the major customer was offset partially by the increase in sales of its five gallon bottles. Revenues for the 1998 period consisted of $104,001 in water and supply sales (a decrease of 26.64% from $141,776 for the prior period), $6,594 in cooler and equipment sales (an increase of 106% from $3,201 for the prior period) and $10,346 in cooler rentals (an increase of 124% from $4,617 for the prior period). Of the total revenue for the 1998 period, $18,720 (or 18% of total water sales) represented sales to a Taiwan distributor. This amount represents a decrease of 86.61% from sales of $139,781 to the distributor for the prior period. Interest income earned on investment of cash totaled $1,784 for the period in 1998 representing a decrease of 73.53% from $6,738 for the prior period. The decrease is a result the reduction of available cash which was used for increased operations during the remaining 1997 period and first quarter of 1998.

Cost of sales for the 1998 period totaled $106,639 which represents a decrease of 8.29% from $116,281 for the prior period. Cost of goods sold as a percentage of sales increased by 4.13% from 66.33% to 70.64% due principally to increased delivery expense related to sales of the five gallon bottles. Cost of sales consisted of $85,429 in bottled water, supplies, coolers and related equipment (a decrease of 13.91% from $99,227 for the prior period) and $21,210 in depreciation (an increase of 21.17% from $17,504 for the prior period). Gross profit for period was $14,302 compared with a gain of $33,313 for the prior period. The decrease was due to reduced revenue for the 1998 period.

General and administrative expenses which includes administrative salaries and overhead for the period totaled $253,757 which represents an increase of 58.96% from $159,636 for the prior period. This increase is due to principally to increased professional fees, printing and general office expense. Marketing expenses totaled $169,199 for the 1998 period, representing an increase of 179.70% from $60,492 for the prior period. The increase in marketing expenses is due principally to costs related to the Company's sponsorship of the Los Angeles Marathon. Interest expense in connection with the Company's real estate totaled

$10,925 for the 1998 period representing an increase of 16.16% from $9,405 for the prior period. Net loss for the 1998 fiscal period was ($416,395) which represents an increase of 119.81% from $189,438) for the prior period.

Liquidity and Capital Resources

Since its inception through December 31, 1997, the Company has raised approximately $4,399,600 from the private placement of its common stock (net of offering costs of $449,429). The Company has used these proceeds to fund the construction of its manufacturing facilities and its working capital requirements. At the end of the first quarter of 1998, the Company raised approximately $1,500,000 from the private placement of its common stock. In addition, during the first quarter of 1998, the Company repurchased 400,000 shares of common stock at $1.00 per share from certain shareholders.

As of March 31, 1998, the Company has working capital in the amount of $882,956. The Company is uncertain as to when it will achieve profitable operations. Until such time, the Company intends to finance its ongoing operations through the private placement of its capital stock or though debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on Company.

Property, plant and equipment, net of accumulated depreciation, totaled $1,775,976 on March 31, 1998. Property, plant and equipment, net of accumulated depreciation, totaled $1,752,806 on March 31, 1997. In connection with its real estate properties, as of March 31, 1998, the Company has balloon mortgage payments in the aggregate amount of 446,938.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for additional statements concerning operations and future capital requirements.

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
None

Item 2. Changes in Securities.
None

Item 3. Defaults Upon Senior Securities.
None

Item 4. Submission of matters to a vote of securityholders.
None

Item 5. Other Information.
None

Item 6. EXHIBITS.
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.
None.

(b) Reports on Form 8-K.
None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               AVANI INTERNATIONAL GROUP, INC.

Date: June 27, 1998            /s/ Peter Khean
                               -----------------------------------
                               Peter Khean
                               Chairman and President

                               /s/ Nico Huang
                               -----------------------------------
                               Nico Huang
                               Chief Financial Officer and Treasurer