Form 10QSB/A
period 1998-03-31
AVANI INTERNATIONAL GROUP INC
filed 1998-09-15
CIK 1048701

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB/A

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

Results of Operations

Three Months Ended March 31, 1998 compared with Three Months Ended March 31,
1997.

Revenues for the three months ended March 31, 1998 were $120,941 representing a decrease of 19.15% from revenues of $149,594 for the comparable period in 1997. This decrease was due to a reduction in sales to the Company's major customer in Taiwan. The reduction is a result of the current economic difficulties in this country. The decrease in sales to the major customer was offset partially by the increase in sales of its five gallon bottles. Revenues for the 1998 period consisted of $104,001 in water and supply sales (a decrease of 26.64% from $141,776 for the prior period), $6,594 in cooler and equipment sales (an increase of 106% from $3,201 for the prior period) and $10,346 in cooler rentals (an increase of 124% from $4,617 for the prior period). Of the total revenue for the 1998 period, $18,720 (or 18% of total water sales) represented sales to a Taiwan distributor. This amount represents a decrease of 86.61% from sales of $139,781 to the distributor for the prior period. Interest income earned on investment of cash totaled $1,784 for the period in 1998 representing a decrease of 73.53% from $6,738 for the prior period. The decrease is a result of the reduction of available cash which was used for increased operations during the remaining 1997 period and first quarter of 1998.

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

General and administrative expenses which includes administrative salaries and overhead for the period totaled $253,757 which represents an increase of 58.96% from $159,636 for the prior period. This increase is due to principally to increased professional fees, printing and general office expense. Marketing expenses totaled $169,199 for the 1998 period, representing an increase of 179.70% from $60,492 for the prior period. The increase in marketing expenses is due principally to costs related to the Company's sponsorship of the Los Angeles Marathon. Interest expense in connection with the Company's real estate totaled

$10,925 for the 1998 period representing an increase of 16.16% from $9,405 for the prior period. Net loss for the 1998 fiscal period was ($416,395) which represents an increase of 119.81% from $189,438 for the prior period.

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

Property, plant and equipment, net of accumulated depreciation, totaled $1,775,976 on March 31, 1998. Property, plant and equipment, net of accumulated depreciation, totaled $1,752,806 on March 31, 1997. In connection with its real estate properties, as of March 31, 1998, the Company has balloon mortgage payments in the aggregate amount of $446,938.

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

Exhibit 27.1 -- Financial Data Schedule


(b) Reports on Form 8-K.
None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               AVANI INTERNATIONAL GROUP, INC.

Date: September 11, 1998      /s/ Peter Khean
                               -----------------------------------
                               Peter Khean
                               Chairman and President

                               /s/ Nico Huang
                               -----------------------------------
                               Nico Huang
                               Chief Financial Officer and Treasurer