Form 10QSB
period 1998-06-30
AVANI INTERNATIONAL GROUP INC
filed 1998-12-30
CIK 1048701

<



             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                           FORM 10-QSB
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                 AVANI INTERNATIONAL GROUP INC.
                -------------------------------
         (Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866
-------                                         ----------
(State of                                      (I.R.S.
Incorporation                                   Employer
 Incorporation)                                 I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)      V3K6V2
------------------------------------------------------------
(Address of principal executive offices)             (Zip
Code)

Issuer's telephone number 604-525-2386.
                          ------------

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

Check whether issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes:    No: X
(2). Yes: X  No:
The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of June 30, 1998 was 11,601,244.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X










                              INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                        Page No.


         Consolidated Condensed Balance Sheet as of June 30, 1998
         and December 31, 1997.                                           3
         Consolidated Condensed Statement of Operations for the
         Six Months Ended June 30, 1998 and 1997.                         4
         Consolidated Condensed Statement of Stockholders
         Equity for the Six Months Ended June 30, 1998 and 1997.          5
         Consolidated Condensed Statement of Cash Flows
         for the Six Months Ended June 30, 1998 and 1997.                 6
         Notes to Financial Statements                                    7
Item  2. Management's Discussion and Analysis of Results of               9
         Operations and Financial Condition.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.                                               10
Item 2.  Change in Securities.                                            11
Item 3.  Defaults Upon Senior securities.                                 11
Item 4.  Submission Of Matters To A Vote of Securityholders.              11
Item 5.  Other Information.                                               11
Item 6.  Exhibits and Reports on Form 8-K.                                11
Signatures                                                                11

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June     December
                                                     30,          31,
                                                   1998         1997
                                              ---------     ---------
       ASSETS                               (Unaudited)     (Audited)

CURRENT ASSETS
   Cash                                    $    623,867     $    120,492
   Accounts receivable                          100,863           76,343
   Goods and services tax receivable             28,934           54,105
   Subscription receivable                            -          240,000
   Inventory                                     63,190          105,530
   Prepaid expenses                              45,718           60,176
                                          -------------      -----------

TOTAL CURRENT ASSETS                            862,572          657,186
                                          -------------      -----------
PROPERTY, PLANT AND EQUIPMENT - Net           1,698,353        1,752,806
                                          -------------      ------------

OTHER ASSETS
   Security deposits                             10,885           8,541
   Trademarks                                     5,477           4,244
   License                                       32,800           4,800
                                          -------------       ------------
                                                 49,162          17,585
                                          -------------       ------------
TOTAL ASSETS                               $  2,610,087      $2,427,577
                                          =============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt            $27,079        $  68,924
   Accounts payable and accruals                 77,932           54,794
   Wages and benefits payable                    12,711           16,086
   Unearned income                               12,505           19,737
   Bottle and cooler deposits                    74,341           66,859
                                                -------        ---------
TOTAL CURRENT LIABILITIES                       204,568          226,400

LONG-TERM DEBT - Net of current portion         431,403          440,669
                                                -------        ---------
TOTAL LIABILITIES                               635,971          667,069
                                                -------        ---------
          STOCKHOLDERS' EQUITY

COMMON STOCK - $.001 par value, 25,000,000
   shares authorized; 11,601,244 and
   10,113,600 shares issued and outstanding      11,601           10,114

COMMON STOCK DISCOUNT                           (55,000)               -

ADDITIONAL PAID-IN CAPITAL                    4,741,170         3,465,257

COMMON STOCK SUBSCRIBED                               -           240,000

ACCUMULATED OTHER COMPREHENSIVE INCOME         (134,622)         (100,361)

ACCUMULATED DEFICIT                          (2,589,033)       (1,854,502)
                                            ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                    1,974,116         1,760,508
                                            ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,610,087        $2,427,577
                                            ============      ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                    AVANI INTERNATIONAL GROUP INC.
                           AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                            ----------------------- ----------------------
                                 1998         1997       1998        1997
                             ---------  ---------- ----------  -----------
                            (Unaudited) (Unaudited)(Unaudited) (Unaudited)

REVENUE
  Bottled water and supply
  sales                        $119,023   $121,152  $223,024     $262,928
  Cooler and equipment sales      2,673      3,711     9,267        6,912
  Cooler rentals                  8,975      5,593    19,321       10,210
                             ----------  ---------  ---------    --------
                                130,671    130,456   251,612      280,050
                             ----------  ---------   --------    --------


COST OF GOODS SOLD
  Cost of goods sold
  (excluding depreciation)       65,331     75,810   150,760      175,037
  Depreciation                   22,610     18,092    43,820       35,146
                             ----------   --------   -------     --------
                                 87,941     93,902   194,580      210,183
                             ----------   --------   --------    --------

GROSS PROFIT                     42,730     36,554    57,032       69,867
                             ----------   --------   --------    --------

OPERATING EXPENSES
  General and administrative    231,559    180,584   485,316      340,220
  Marketing                     129,898     73,287   299,097      133,779
  Research and development            -      3,289         -        3,289
                              ---------    -------   --------     -------
                                361,457    257,160   784,413      477,288
                             ----------  ---------   ---------    ---------
LOSS FROM OPERATIONS           (318,727)  (220,606) (727,381)    (407,421)
                             ----------  ---------- ---------    ---------

OTHER INCOME (EXPENSE)
   Other                          1,393       (44)     2,790           -
   Interest income                7,740      3,466     9,527      10,204
   Interest expense              (8,542)   (14,985)  (19,467)    (24,390)
                              ---------  ---------   --------    --------
                                    591    (11,563)   (7,150)    (14,186)
                                    ---   --------     ------    --------
NET LOSS                      $(318,136) $(232,169)$(734,531)  $(421,607)
                              ========== ========== ==========  ==========

BASIC AND DILUTED LOSS PER
   COMMON SHARE                 $(0.03)    $(0.03)    $(0.07)     $(0.04)
                             ========== ==========   ==========  ==========

WEIGHTED AVERAGE NUMBER
   OF SHARES                11,576,637   9,456,333  11,036,785    9,456,333
                            =========== ==========  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       AVANI INTERNATIONAL GROUP INC.
                            AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED SEPTEMBER 30, 1998
                               (UNAUDITED)


                                                        Accumulated

                                                           Other
               Common Stock   Common Additional   Common   Compre-
            -----------------  Stock  Paid-in     Stock    hensive   Acumulated
               Shares Amount Discount Capital  Subscribed Income      Deficit
            --------- ------ --------  ------  ---------- -------   ------------

BALANCE,
DECEMBER
  31, 1997
(Audited)  10,113,600 $10,114   $ -  $3,465,257 $240,000 $(100,361)$(1,854,502)

PURCHASE
AND
RETIREMENT
OF COMMON
STOCK        (400,000)  (400)     -    (399,600)    -          -           -

ISSUANCE
OF COMMON
STOCK        1,647,644 1,647 (55,000) 1,610,997     -          -           -

CASH UNDER
SUBSCRIPTION
AGREEMENT      240,000   240      -     239,760 (240,000)      -           -

OFFERING
COSTS FOR
SHARES ISSUED       -     -       -    (175,244)    -          -           -

NET LOSS            -     -       -        -        -          -       (734,531)

OTHER
COMPREHENSIVE
INCOME              -     -       -        -        -      (34,261)        -
         ========== ======= ======== ========= ========= ========== ============

BALANCE,
JUNE 30,
 1998    11,601,244 $11,601 $(55,000)$4,741,170    $-     $(134,62) $(2,589,033)
        =========== ======= ========= ========= ========  ========= ============


The accompanying notes are an integral part of these consolidated financial statements.

                       AVANI INTERNATIONAL GROUP INC.
                             AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                               (UNAUDITED)


                                                        1998           1997
                                                -------------   ------------

OPERATING ACTIVITIES
   Net loss                                        $(734,531)      $(421,607)
   Adjustments to reconcile net loss to net cash
   used in operating activities
       Depreciation and amortization                  43,820          52,175
       Issuance of common stock for professional
       fees                                           10,000               -
       (Increase) decrease in assets
         Accounts receivable                          (1,056)         33,475
         Inventory                                    41,149         (38,210)
         Prepaid expenses                             14,706         (25,546)
         Other assets                                 (2,398)              -
       Increase (decrease) in liabilities
         Accounts payable                             31,995         128,943
         Unearned income and deposits                (10,175)         25,997
                                                  -------------     ----------

   Net cash used in operating activities            (606,490)       (244,773)

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment      (13,632)       (285,835)
   Investment in trademarks and patents              (28,000)              -
                                                    ---------      ----------

   Net cash used in investing activities             (41,632)       (285,835)
                                                    ---------       ---------

FINANCING ACTIVITIES
   Proceeds from mortgages payable                        -          139,758
   Payments of mortgages payable                     (44,271)        (84,411)
   Issuance of common shares, net of offering
    costs                                          1,612,400              -
   Purchase of common shares                        (400,000)         (1,000)
                                                   ---------         --------

   Net cash provided by financing activities       1,168,129          54,347
                                                   ----------        --------

EFFECT OF EXCHANGE RATES ON CASH                     (16,632)         (1,131)
                                                   ----------        --------

NET INCREASE (DECREASE) IN CASH                      503,375        (477,392)

CASH - BEGINNING OF PERIOD                           120,492         898,581
                                                   -----------      ----------

CASH - END OF PERIOD                                $623,867       $ 421,189
                                                   ===========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
   Interest                                           19,467       $  20,286
                                                   ============     ==========

Income taxes                                       $     -           $    -
                                                   ============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      AVANI INTERNATIONAL GROUP INC.
                            AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1998 AND 1997





NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of operating results for the full year.

NOTE 2 - BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Avani International Group, Inc. (the 'Company') and its wholly owned subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ('SFAS'), Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the six months ended June 30, 1998 and 1997 was $(34,261) and $721.

NOTE 4 - MAJOR CUSTOMER AND SUPPLIER

The Company sells a substantial portion of its products to one customer. During the six months ended June 30, 1998 and 1997, sales to this customer aggregated $25,560 and $171,795. At June 30, 1998 and 1997, amounts due from this customer included in trade accounts receivable were $12,620 and $27,714.

During the six months ended June 30, 1998 and 1997, the Company purchased approximately 41% and 46% of its materials from one supplier. At June 30, 1998 and 1997 amounts due to that supplier were $2,205 and $-0-. If the supplier ceased doing business with the Company, management believes that other sources of materials are available.

                   PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis.
The  following   discusses  the  financial  results  and  position  of  the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Revenues for the three and six months periods ended June 30, 1998 were $130,671 and $251,612, respectively, compared with revenues of $130,456 and $280,050 for the same periods in 1997. The decrease of 10.15% for the six month period in 1998 was due to a reduction in sales to the Company's major customer in Taiwan. The reduction is a result of the current economic difficulties in that country. The decrease in sales to the customer (the major portion of which occurred in the comparable first quarter periods) was offset partially by the increase in local sales of its five gallon and PET bottles (which is reflected in the slight increase in revenues for the three month period in 1998). Revenues for the six month period in 1998 consisted of $223,024 in water and supply sales (a decrease of 15.18% from $262,928 for the prior period), $9,267 in cooler and equipment sales (an increase of 34.07% from $6,912 for the prior period) and $19,321 in cooler rentals (an increase of 89.24% from $10,210 for the prior period). Of the total revenue for the six month period in 1998, $25,560 (or 11.46% of total water sales) represented sales to a Taiwan distributor. This amount represents a decrease of 85.12% from sales of $171,795 to the distributor for the prior period. Interest income for the period earned on investment of cash totaled $9,527 for the six month period in 1998 representing a decrease of 6.63% from $10,204 for the prior period. The decrease is a result of the reduction of available cash.

Cost of sales for the three and six month period in 1998 totaled $87,941 and $194,580, respectively, compared with $93,902 and $210,183 for the same periods in 1997. The decrease of 7.42% for the six month period is a result of the reduction in sales for the period. The increase for the three month period is a result of an incremental increase of delivery expenses related to the increased sales of its five gallon bottles. Cost of goods sold for the six month periods as a percentage of sales increased by 2.28% from 75.05% to 77.33% due principally to the incremental increase of delivery expenses. Cost of sales for the six month period in 1998 consisted of $150,760 in bottled water, supplies, coolers and related equipment (a decrease of 13.87% from $175,037 for the prior period) and $43,820 in depreciation (an increase of 24.68% from $35,146 for the prior period). Gross profit for the three and six month periods in 1998 was $42,730 and $57,032, respectively, compared with $36,554 and $69,867 for the prior periods. No cost of sales were recognized for the six month period ended June 30, 1996. The decrease for the three and six month periods in 1998 was due to reduced revenue for the period coupled with increased delivery expenses for its five gallon bottles.

General and administrative expenses which includes administrative salaries and overhead for the six month period totaled $485,316 which represents an increase of 42.65% from $340,220 for the prior period. This increase is due to principally to increased professional fees, printing and general office expense. Marketing expenses totaled $299,097 for the six month period in 1998 representing an increase of 124% from $133,779 for the prior period. The increase in marketing expenses is due principally to one time costs related to the Company's sponsorship of the Los Angeles Marathon and the Vancouver Marathon. Interest expense in connection with the Company's real estate totaled $19,467 for the six month period in 1998 representing a decrease of 20.18% from $24,390 for the prior period. Net loss for the three and six month periods in 1998 fiscal period was $318,727 and $727,381, respectively, compared with $220,606 and $407,421 for the prior periods.

Liquidity and Capital Resources

Since its inception through December 31 , 1997, the Company has raised approximately $4,300,000 from the private placement of its common stock (net of offering costs). The Company has used these proceeds to fund the construction of its manufacturing facilities and its working capital requirements. Through the second quarter of 1998, the Company raised $1,612,400 in additional proceeds (net of offering costs) from the private placement of its common stock. In addition, during the first quarter of 1998, the Company repurchased 400,000 shares of common stock at $1.00 per share from certain shareholders.

As of June 30, 1998, the Company has working capital in the amount of $658,004. The Company is uncertain as to when it will achieve profitable operations. Until such time, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on the Company.

Property, plant and equipment, net of accumulated depreciation, totaled $1,698,353 on June 30, 1998. Property, plant and equipment, net of accumulated depreciation, totaled $1,752,806 on December 31, 1997. In connection with its real estate properties, as of June 30, 1998, the Company has balloon mortgage payments in the aggregate amount of $431,403.

Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for additional statements concerning operations and future capital requirements.

                    Part II OTHER INFORMATION

Item 1. Legal Proceedings.
None

Item 2. Changes in Securities.
None

Item 3. Defaults Upon Senior Securities.
None

Item 4. Submission Of Matters To A Vote Of Securityholders.
None

Item 5. Other Information.
Marina Bottling Company Ltd. ("Marina") was organized under the laws of the Province of British Columbia (Canada) on October 2, 1997 as a wholly owned subsidiary of the Company. During 1998, an independent third party acquired a 50% interest in Marina. As of this date, Marina is inactive.

Item 6. Exhibits.
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K.
None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AVANI INTERNATIONAL GROUP, INC.



Date: December 21, 1998       /s/  Peter Khean
                               Peter Khean
                               Chairman and President


                              /s/Nico Huang
                               Nico Huang
                               Chief Financial Officer and Treasurer





                          SCHEDULE 27.1
                     FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 2nd QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   6 MONTHS
FISCAL YEAR END                               DEC-31-1998
PERIOD END                                    JUN-30-1998
CASH                                          624
SECURITIES                                    0
RECEIVABLES                                   101
ALLOWANCES                                    0
INVENTORY                                     63
CURRENT-ASSETS                                863
PP&E                                          1,742
DEPRECIATION                                  44
TOTAL ASSETS                                  2,610
CURRENT-LIABILITIES                           204
BONDS                                         0
COMMON                                        12
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      1,962
TOTAL-LIABILITIES-AND-EQUITY                  2,610
SALES                                         252
TOTAL-REVENUES                                252
CGS                                           195
TOTAL-COST                                    979
OTHER-EXPENSES                                (11)
LOSS-PROVISON                                 0
INTEREST-EXPENSE                              19
INCOME-PRETAX                                 (735)
INCOME-TAX                                    0
INCOME-CONTINUING                             (735)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (735)
EPS-PRIMARY                                   (.07)
EPS-DILUTED                                   (.07)

                                   -11-