Form 10QSB
period 1998-09-30
AVANI INTERNATIONAL GROUP INC
filed 1998-12-30
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549



                           FORM 10-QSB
(Mark One)

[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30,1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319


                 AVANI INTERNATIONAL GROUP INC.
                 ------------------------------
         (Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866
-------                                         ----------
(State of                                      (I.R.S. Employer
 Incorporation)                                 I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)           V3K 6V2
----------------------------------------------           -------
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

                          Common Stock
                         -------------
                        (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes:    No:  X
(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of September 30, 1998 was 11,608,257.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X



                              INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                  Page No.

       -Consolidated Condensed Balance Sheet as of
        September 30,1998 and December 31, 1997.                   3
       -Consolidated Condensed Statement of Operations for the
        Nine Months Ended September 30, 1998 and 1997.             4
       -Consolidated Condensed Statement of Stockholders
        Equity for the Nine Months Ended September 30, 1998
        and 1997.                                                  6
       -Consolidated Condensed Statement of Cash Flows
        for the Nine Months Ended September 30, 1998
        and 1997                                                   7
       -Notes to Financial Statements.                             8
Item 2. Management's Discussion and Analysis.                     10
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                        11
Item 2. Changes in Securities.                                    12
Item 3. Defaults upon Senior Securities.                          12
Item 4. Submission of Matters to Vote of Securityholders.         12
Item 5. Other Information.                                        12
Item 6. Exhibits and Reports on Form 8-K.                         12
Signatures                                                        12

                                    -2-


PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                               September    December
                                                    30,          31,
                                                    1998        1997
                                               ---------    --------
ASSETS                                        (Unaudited)  (Audited)

CURRENT ASSETS
   Cash                                           $242,292  $  120,492
   Accounts receivable                             179,397      76,343
   Goods and services tax receivable                37,458      54,105
   Subscription receivable                               -     240,000
   Inventory                                        72,919     105,530
   Prepaid expenses                                 44,096      60,716
                                                ----------  ----------

TOTAL CURRENT ASSETS                               576,162     657,186

PROPERTY, PLANT AND EQUIPMENT - Net              1,616,307   1,752,806
                                                ----------  ----------

OTHER ASSETS
  Security deposits                                 10,505       8,541
  Trademarks                                         5,216       4,244
  License                                           32,800       4,800
                                                 ---------  -----------
                                                    48,521      17,585

TOTAL ASSETS                                    $2,240,990  $2,427,577
                                                ==========   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                $25,958     $68,924
  Accounts payable and accruals                     37,752      54,794
  Wages and benefits payable                        13,278      16,086
  Unearned income                                   16,071      19,737
  Bottle and cooler deposits                        78,465      66,859
                                                   -------     -------
TOTAL CURRENT LIABILITIES                          171,524     226,400

LONG-TERM DEBT - Net of current portion            392,432     440,669
                                                   -------     -------

TOTAL LIABILITIES                                  563,956     667,069
                                                   -------     -------

         STOCKHOLDERS' EQUITY

COMMON STOCK - $.001 par value, 25,000,000
shares authorized;                                  11,608      10,114
   11,608,257 and 10,113,600 shares issued and
outstanding

COMMON STOCK DISCOUNT                               (55,000)        -

ADDITIONAL PAID-IN CAPITAL                        4,745,431  3,465,257

COMMON STOCK SUBSCRIBED                                   -    240,000

ACCUMULATED OTHER COMPREHENSIVE INCOME             (198,999)  (100,361)

ACCUMULATED DEFICIT                              (2,826,006)(1,854,502)
                                                 ----------- ----------

TOTAL STOCKHOLDERS' EQUITY                        1,677,034  1,760,508
                                                  ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,240,990 $2,427,577
                                                 ---------- ----------

The accompanying notes are an integral part of these consolidated financial statements.

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                 Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                 -------------------------------------------
                                  1998      1997       1998       1997
                            ----------  ----------- ----------  -----------
                            (Unaudited) (Unaudited) (Unaudited) (Unaudited)
REVENUE
  Bottled water and supply
  sales                         $161,144   $89,700  $384,168  $352,628
  Cooler and equipment sales         419     2,553     9,686     9,465
  Cooler rentals                   9,718     7,665    29,039    17,875
                                   -----     -----    ------    ------
                                 171,281    99,918   422,893   379,968
                               ---------   ------- ---------  --------

COST OF GOODS SOLD
  Cost of goods sold
  (excluding depreciation)       102,537    60,515   253,297   235,552
  Depreciation                    21,731    24,428    65,551    59,574
                               ---------   -------   -------   -------
                                 124,268    84,943   318,848   295,126
                               ---------   -------   -------   -------

GROSS PROFIT                      47,013    14,975   104,045    84,842
                                  ------    ------   -------   -------

OPERATING EXPENSES
  General and administrative     185,454   252,881   670,771   593,101
  Marketing                       93,547   140,712   392,644   274,491
  Research and development             -     6,668         -     9,957
                                 -------   -------   -------   -------
                                 279,001   400,261 1,063,415   877,549
                                 -------   ------- ---------  --------

LOSS FROM OPERATIONS            (231,988) (385,286) (959,370) (792,707)
                                --------- -------- ---------- ---------

OTHER INCOME (EXPENSE)
  Other                            1,435         -     4,224         -
  Interest income                  4,294     3,452    13,822    13,656
  Interest expense               (10,714)  (10,300)  (30,180)  (34,690)
                                ---------  --------  --------  --------
                                  (4,985)   (6,848)  (12,134)  (21,034)

NET LOSS                       $(236,973)$(392,134)$(971,504)$(813,741)


BASIC AND DILUTED LOSS PER
   COMMON SHARE
                                 $(0.02)   $(0.04)   $(0.09)   $(0.08)
                                 ======    ======    ======    =======

WEIGHTED AVERAGE NUMBER
   OF SHARES                  11,604,242 9,612,583 11,255,937 9,612,583
                              ========== ========= ========== =========

The accompanying notes are an integral part of these consolidated financial statements.

                        AVANI INTERNATIONAL GROUP INC.
                               AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                                          Accumulated
                                                             Other
               COMMON STOCK    Common Additional  Common    Compre-
              ---------------   Stock   Paid-In    Stock    hensive Accumulated
               Shares   Amount Discount Capital  Subscribed  Income  Deficit
              -------- ------- -------- -------  ---------- ------- -----------

BALANCE,
DECEMBER
 31, 1997
(Audited)   10,113,600 $10,114 $    -  $3,465,257 $240,000$(100,361)$(1,854,502)

PURCHASE
AND
RETIREMENT
OF COMMON
STOCK       (400,000)    (400)      -    (399,600)   -       -             -

ISSUANCE
OF COMMON
STOCK       1,654,657    1,654  (55,000) 1,618,003   -       -             -

CASH UNDER
SUBSCRIPTION
AGREEMENT     240,000      240      -     239,760 (240,000)  -             -

OFFERING COSTS
FOR SHARES
ISSUED              -       -       -    (177,989)   -       -             -

NET LOSS            -       -       -          -     -       -         (971,504)

OTHER
COMPREHENSIVE
INCOME              -       -       -          -     -     (98,638)         -
                ----- ------- -------  ---------   -----   -------- ------------
BALANCE,
SEPTEMBER 30,
  1998     11,608,257 $11,608 $(55,000) $4,745,431 $ -   $(198,999) $(2,826,006)
           ========== ======= ========= ========== ===== ========== ============


The accompanying notes are an integral part of these consolidated financial statements.

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                     1998      1997
                                               (Unaudited) (Unaudited)
OPERATING ACTIVITIES
Net loss                                         $(971,504) $(813,741)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for professional fees      10,000        -
Depreciation                                        65,551    166,586
(Increase) decrease in assets                            -
Accounts receivable                                (95,689)    24,347
Inventory                                           27,600    (54,930)
Prepaid expenses                                    15,492      4,434
Other assets                                        (2,349)        -
Increase (decrease) in liabilities
Accounts payable                                   (17,525)   (52,573)
Unearned income and deposits                        13,057     42,546
                                                   --------   --------
Net cash used in operating activities             (955,367)  (683,331)
                                                  ---------   ---------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment       (23,300)  (325,332)
Investment in trademarks and patents               (28,000)        -
                                                  --------   ---------
Net cash used in investing activities              (51,300)  (325,332)
                                                  ---------  ---------
FINANCING ACTIVITIES
Proceeds from mortgages payable                          -    116,209
Payments of mortgages payable                      (65,088)   (62,691)
Issuance of common shares, net of offering costs 1,616,670    493,100
Purchase of common shares                         (400,000)  (301,000)
                                                 ----------  ---------
Net cash provided by (used in) financing
activities                                       1,151,582    245,618
                                                 ----------  ---------

EFFECT OF EXCHANGE RATES ON CASH                   (23,115)        85

NET INCREASE (DECREASE) IN CASH                    121,800   (762,960)

CASH - BEGINNING OF PERIOD                         120,492    898,581
                                                  ---------   ---------

CASH - END OF PERIOD                              $242,292   $135,621
                                                  ========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest                                           $30,180    $34,690
                                                   =======   ========

Income taxes                                       $-        $-
                                                   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND 1997

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

Certain   reclassifications  have  been  made   to  the  1997 financial
statements to conform to 1998 presentations.

The results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Avani International Group, Inc. (the 'Company') and its wholly owned subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ('SFAS'), Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the nine months ended September 30,1998 and 1997 was $98,638 and $(17,786).

NOTE 4 - MAJOR CUSTOMER AND SUPPLIER

The Company sells a substantial portion of its products to one customer. During the nine months ended September 30,1998 and 1997, sales to this customer aggregated $89,294 and $170,498. At September 30, 1998 and 1997, amounts due from this customer included in trade accounts receivable were $62,446 and $-0-.

During the nine months ended September 30, 1998 and 1997, the Company purchased approximately 49% and 36% of its materials from one supplier. At September 30, 1998 and 1997 amounts due to that supplier were $-0- and $-0-. If the supplier ceased doing business with the Company, management believes that other sources of materials are available.

                   PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis.
The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Revenues for the three and nine months ended September 30, were $171,281 and $422,893, respectively, compared with $99,918 and $379,968 for the same periods in 1997. The increase of 11.30% for the nine month period in 1998 was due to the increase in local sales of its five gallon and PET bottles, and the commencement of shipments to foreign markets other than Taiwan which occurred in September 1998. The increase was partially offset by a reduction in sales to the Company's major customer in Taiwan. Revenues for the nine month period in 1998 consisted of $384,168 in water and supply sales (an increase of 8.93% from $352,628 for the prior period), $9,686 in cooler and equipment sales (an increase of 2.33% from $9,465 for the prior period) and $29,039 in cooler rentals (an increase of 62.46% from $17,875 for the prior period). Of the total revenue for the nine month period in 1998, $89,294 (or 23.24% of total water sales) represented sales to a Taiwan distributor. This amount represents a decrease of 47.63% from sales of $170,498 to the distributor for the prior period. Interest income earned on investment of cash totaled $13,822 for the nine month period in 1998 representing an increase of 1.22% from $13,656 for the prior period. The decrease is a result of the reduction of available cash.

Cost of sales for the three and nine month periods in 1998 totaled $124,268 and $318,848, respectively, compared with $84,943 and $295,126 for the same periods in 1997. The increase of 8.04% for the nine month period and the increase for the three month period in 1998 is a result of an increase of sales for the period. Cost of goods sold for the nine month period as a percentage of sales decreased by 2.27% from 77.67% to 75.40% due to the lower cost of sales associated with its gallon bottles. Cost of sales for the nine month period in 1998 consisted of $253,297 in bottled water, supplies, coolers and related equipment (an increase of 7.53% from $235,552 for the prior period) and $65,551 in depreciation (an increase of 10.03% from $59,574 for the prior period). Gross profit for the three and nine month periods in 1998 was $47,013 and $104,045, respectively, compared with $14,975 and $84,842 for the same periods in 1997. The increase for the nine month period in 1998 was due to the higher margins associated with its five gallon bottles contrasted with lower margins for overseas sales of PET bottles.

General and administrative expenses which includes administrative salaries and overhead for the three and nine month periods in 1998 totaled $185,454 and $670,771, respectively, compared with $252,881 and $593,101 for the same periods in 1997. The increase of 13.10% for the nine month period is due to principally increased professional fees, printing and general office expense. Marketing expenses totaled $392,644 for the nine month period in 1998 representing an increase of 43.04% from $274,491 for the prior period. The increase in marketing expenses is due principally to one time costs related to the Company's sponsorship of the Los Angeles Marathon and the Vancouver Marathon, and certain television advertising. Interest expense in connection with the Company's real estate totaled $30,180 for the nine month period in 1998 representing a decrease of 13% from $34,690 for the prior period. Net loss for the three and nine month periods in 1998 was $236,973 and $971,504, respectively, compared with a loss of $392,134 and $813,741 for the prior periods.
                            -10-

Liquidity and Capital Resources

Since its inception through December 31, 1997, the Company has raised approximately $4,300,000 from the private placement of its common stock (net of offering costs). The Company has used these proceeds to fund the construction of its manufacturing facilities and its working capital requirements. Through the third quarter of 1998, the Company raised $1,616,670 in additional proceeds (net of offering costs) from the private placement of its common stock. In addition, during the first quarter of 1998, the Company repurchased 400,000 shares of common stock at $1.00 per share from certain shareholders.

As of September 30, 1998, the Company has working capital in the amount of $404,638. The Company is uncertain as to when it will achieve profitable operations. Until such time, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on the company.

Property, plant and equipment, net of accumulated depreciation, totaled $1,616,307 on September 30,1998. Property, plant and equipment, net of accumulated depreciation, totaled $1,752,806 on December 31, 1997. In connection with its real estate properties, as of September 30, 1998, the Company has balloon mortgage payments in the aggregate amount of $392,432.

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




                               AVANI INTERNATIONAL GROUP, INC.




Date: December 21, 1998        /s/ Peter Khean
                               Peter Khean
                               Chairman and President



                               /s/ Nico Huang
                               Nico Huang
                               Chief Financial Officer and Treasurer

                          SCHEDULE 27.1
                     FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 3rd QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   9 MONTHS
FISCAL YEAR END                               DEC-31-1998
PERIOD END                                    SEP-30-1998
CASH                                          242
SECURITIES                                    0
RECEIVABLES                                   179
ALLOWANCES                                    0
INVENTORY                                     73
CURRENT-ASSETS                                576
PP&E                                          1,682
DEPRECIATION                                  66
TOTAL ASSETS                                  2,241
CURRENT-LIABILITIES                           172
BONDS                                         0
COMMON                                        12
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      1,665
TOTAL-LIABILITIES-AND-EQUITY                  2,241
SALES                                         423
TOTAL-REVENUES                                423
CGS                                           319
TOTAL-COST                                    1,382
OTHER-EXPENSES                                (17)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              30
INCOME-PRETAX                                 (972)
INCOME-TAX                                    0
INCOME-CONTINUING                             (972)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (972)
EPS-PRIMARY                                   (.09)
EPS-DILUTED                                   (.09)