Form 10KSB
period 1998-12-31
AVANI INTERN GROUP INC
filed 1999-04-19
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                           FORM 10-KSB
(Mark One)

[x]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31,
1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                    AVANI INTERNATIONAL GROUP INC.
           ______________________________________________
           (Name of Small Business Issuer in its charter)

       Nevada                                    88-0367866
_________________________                __________________________
(State of Incorporation)               (I.R.S. Employer I.D. Number)



#328-17 Fawcett Road, Coquitlam, B.C. (Canada)           V3K 6V2
_______________________________________________        __________
  (Address of principal executive offices)             (Zip Code)


Issuer's telephone number: 604-525-2386.
                           _____________

Securities registered under Section 12 (b) of the Act:

         Title of each class       Name of exchange on which
         to be registered          each class is to be registered

            None                              None


Securities registered under Section 12(g) of the Act:

                          Common Stock
                     ________________________
                         (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: X.   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State   issuer's  revenues  for  the  most  recent  fiscal  year.
$568,009.

As of April 13, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $ 1,765,486. This calculation is based upon the average bid price of $0.11 and asked price of $0.25 of the common stock on April 13, 1999.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of December 31, 1998 was 11,608,257.

DOCUMENTS INCORPORATED BY REFERENCE

None.
                             PART I

Item 1. Description of Business.
        ________________________

Introduction.
_____________
Avani  International  Group  Inc.  ("Avani"  or  "Company")   was
organized under the laws of the State of Nevada on November 29, 1995.

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

General.
________

The Company was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. The Company has three wholly-owned subsidiaries; Avani Marketing Corp., Avani Water Corporation and Avani Manufacturing (China), Inc. Avani Marketing Corp. was organized under the laws of the State of Nevada on August 16, 1994. Avani Water Corporation was organized under the laws of the Province of British Columbia (Canada) on December 8, 1995. Avani Manufacturing (China), Inc. was organized under the laws of the State of Nevada on December
1,   1997.  Unless  the  context  indicates  otherwise,  (i)  all references to the Company herein shall include the Company and its wholly-owned subsidiaries and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be indicated as "Cdn".

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

The Company sells its product in the greater Vancouver metropolitan area and internationally to the United States, Taiwan, Korea, Singapore, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. Since December 1996, the Company has exported both  PET  sized  bottles to Taiwan pursuant  to  a  distribution agreement with a Taiwan company. In March 1999, the Company terminated its agreement with the Taiwanese distributor. The Company's sales nationally and internationally have been limited. The Company intends to increase its national and international sales to existing and other markets, through licensing agreements, distribution agreements or joint ventures with third parties.

In December 1995, the Company acquired the exclusive, worldwide rights to the oxygen enrichment process from Georgia Pacific Company, a Taiwanese company, in exchange for the issuance of 5,000,000 shares of common stock of the Company which has been valued at $5,000 (See "Certain Transactions"). During 1995 and 1996, the Company raised approximately $3,300,000 in gross proceeds from the private placement of its common stock at $1.00 per share. During 1997, the Company raised approximately $1,100,000 in gross proceeds from the private placement of its common stock at $1.00 per share. During 1998, the Company raised approximately $1,600,000 in gross proceeds from the private placement of its common stock at $1.00 per share. The proceeds from such stock placements were used to construct the bottling facility and to provide working capital for the Company's operations.

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

Bottled Water Market.
_____________________

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

Product and Product Features.
____________________________

The Company manufactures and sells its purified, oxygen enriched water in 500 ml and 1.5 liter PET bottles and five gallon bottles under the trade name "Avani Water".

Avani Water contains less than 2 parts per million (ppm) of total dissolved solids (tds). The tds level of Avani water contrasts to other more recognizable products such as Evian water with 309 ppm of tds and Perrier water with 505 ppm of tds. Many regional spring waters fall between 45 and 600 ppm of tds. Total dissolved solids include metals such as iron, copper and lead, and organic substances such as herbicides and pesticides. The limited tds content of Avani Wwater is achieved through a comprehensive filtration process used by the Company. The Company believes that this filtration process together with other aspects of its bottling process (reverse osmosis, carbon filtration and oxygen enrichment) enables the Company to deliver a smoother, more polished water when compared to most other bottled waters.

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

During  fiscal  years ending December 31, 1997 and  December  31,
1998, the Company expended $12,022 and $0, respectively, in research and development costs.

Manufacturing Process.
______________________

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

The Company purchased the plant equipment in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottles. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 1998, the plant is operating at 30% of capacity using a one 40 hour shift. Two additional 40 hour shifts can be added to increase production capacity.

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

Sales and Distribution.
_______________________

The Company sells its products through internal sales personnel, independent distributors and commissioned brokers. Its product is sold in the greater Vancouver metropolitan area and internationally to Taiwan, United States, Korea, Singapore, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, on a limited basis, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area.

The Company's sales development plan includes the increase of local and national sales to retail outlets, and the expansion of sales to existing markets through existing and other sales channels.

The Company directly markets its five gallon bottles in the greater Vancouver metropolitan area to business and residential users through its salaried and commissioned sales staff. In addition, the Company leases water coolers to its customers which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 3 or more bottles per month. The customer pays a minimum charge of $11.80 per month (for two bottles), a one time bottle deposit charge of $7.35, a one time cooler deposit charge of $73.00 and an annual cooler lease charge of $73.00. The Company owns and operates three delivery vehicles and employs three delivery persons to service its customers. As of December 31, 1998, the Company has approximately 2,500 customers. Revenues from its five gallon bottles represent approximately 49% of total water sales.

The Company also directly markets its 500 ml and 1.5 liter products to a limited number of specialty food outlets in the Vancouver area. As of December 31, 1998, direct sales to local retail outlets has been insignificant.

In March 1999, the Company terminated its agreement with Maxzone Enterprises Co. Ltd. for the distribution of its 500 ml and 1.5 liter products to Taiwan. The Company presently is negotiating with a number of other distributors for this territory. In the past, sales to the Taiwan distributor represented a significant portion of gross income. In 1997, sales to Taiwan accounted for $192,459 in revenues, and in 1998, sales to the distributor accounted for $121,499 in revenues, although offset by $81,000 in bad debt. In the event the Company is unable to replace sales to this territory, such event may have a material adverse impact upon the operations of the Company. The Company believes that future sales to Taiwan will be constrained by the current economic difficulties experienced by Taiwanese economy. The economic difficulties include the devaluation of the Taiwan currency against other non-Asian currencies causing imported goods to be more expensive, as well as a general decrease in consumer spending. As a result, the Company can not predict the level of sales it will likely experience in the future from Taiwan.

In addition to Taiwan, during fiscal 1998, the Company made limited shipments of its 500 ml and 1.5 liter PET products to the United States, Japan, Korea and Singapore. Product sales to these territories have been limited. The Company continues to seek distributors in these and other territories that will significantly advance product sales, however, no assurances can be given. [Japan-JAL] In February 1999, the Company commenced shipment of its PET bottles to Australia through local distributor. Although the Company has been encouraged by the expressions of interest from the Australian distributor, at this time, the Company can not predict the level of sales which it likely will experience in this market.

Backlog.
________

The  Company had no backlog for the year ended December 31  1998.
There is no seasonal impact on the Company's sales.

Facilities.
__________

The Company's maintains it production facilities at its corporate headquarters located at 328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to production and storage and the remainder dedicated to its administrative offices.

Competition.
____________

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

Product Liability.
__________________

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

Proprietary Rights.
___________________

The Company has not sought patent protection for its proprietary oxygen enrichment process, rather, it relies, to the extent it can, upon trade secrets to protect its proprietary process.

Employees.
__________

As of December 31, 1998, the Company has 20 employees, which includes two officers of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.


Item 2. Description of Property.
________________________________

The Company's maintains it production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

The Company owns its facilities subject to existing mortgages and are comprised of seven adjoining buildings. Five of the buildings were purchased for a total of $563,740 between April 1996 and June 30, 1996, subject to first mortgages in the principal amount of $288,958 as of December 31,1998. The mortgages are amortized over 25 years and bear interest at the rate of 8.30% per annum. A balloon payment of $276,867 is due May 1, 2001. The sixth building was purchased on July 1996 for $119,500 and is subject to a first mortgage in the principal amount of $62,980 as of December 31,1997. The first mortgage is amortized over 25 years and bears interest at the rate of 8.30% per annum. A balloon payment of $60,189 is due July 29, 2001. The seventh building was purchased in March 1997 for $119,500 and is subject to a first mortgage in the principal amount of $63,292 as of December 31, 1998. The first mortgage is amortized over 25 years and bears interest at the rate of 7.00% per annum. A balloon payment of $59,278 is due March 27, 2002. The Company believes that it will be able to refinance the described notes on or before their respective balloon payment due dates or pay the notes as they come due out of available cash. If the Company is unable to do so, it will be required to raise additional funds for such purposes, although no assurance can be given.


Item 3. Legal Proceedings.
__________________________

On August 18, 1998, a former sales representative of Avani Water Company filed an action against the Avani Water Corporation and Avani Marketing Corporation, among other defendants, in the Superior Court for the State of California alleging breach of contract and intentional misrepresentation, among other claims. The amount demanded by the plaintiff is actual damages in the amount of $100,000, plus other actual and punitive damages. The Company has filed an answer to such claims and the action is presently in discovery. The Company believes the claim is without merit and intends to vigorously defend the claim.


Item 4. Submission of Matters to Vote of Security Holders.


None


                             PART II

Item  5. Market Price of and Dividends on the Registrant's Common
Equity and Related Stockholder Matters.

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is listed on the NASDAQ OTC Bulletin Board under the symbol "AVIG". There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile The absence of an active market may have an effect upon the high and low priced as reported.


1998                                  Low Bid    High Bid

3rd Quarter                              2         2 1/16
4th Quarter                            9/16        1




As of December 31, 1998, there are 738 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.


Item 6. Management's Discussion and Analysis.
_____________________________________________

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Fiscal year end 1998 compared with Fiscal year end 1997.
________________________________________________________

Revenues for fiscal 1998 were $568,009 representing an increase of $94,795 or 20% from revenues of $473,214 for the comparable period in 1997. This increase was due to increased local sales of the 5 gallon bottles and related equipment leases for the 1998 period contrasted with 1997. Revenues in 1998 consisted of $516,591 in water and supply sales (an increase of $77,955 or 17.8% from $438,636 for the prior period), $10,965 in cooler and equipment sales (an decrease of $11,897 or 52% from $22,862 for the prior period) and $40,453 in cooler rentals (an increase of $28,737 or 245% from $11,716 for the prior period). Of the total revenue for the 1998 period, $121,499 (or 23.5% of total water sales) represented sales to a Taiwan distributor. This amount represents a decrease of $70,960 from sales of $192,459 to the distributor for the prior period. Interest income for the period earned on investment of cash totaled $14,988 for the period in 1998 representing a decrease of $796 or 5% from $15,784 for the prior period. The decrease is a result the reduction of available cash which was used for increased operations during the 1998 period.

Cost of sales for the 1998 period totaled $387,367 or 68.2% of total revenue contrasted with $400,738 or 84.7% of total revenue for the 1997 period. The decrease of 16.5% in the cost of sales was a result of price reductions of raw material purchases in 1998 and sales discounts and allowances in 1997. Cost of sales consisted of $303,408 in bottled water, supplies, coolers and related equipment (a decrease of $13,327 or %4.2 from $316,735 for the prior period). Gross profit for period was $180,642 compared with $72,476 for the prior period. Increase was due to the higher revenues together with a slight reduction in costs of sales for the 1998 period contrasted with the 1997 period.

General and administrative expenses which includes administrative salaries and overhead for the period totaled $1,077,380 which represents an increase of $384,548 or 55.5% from $692,832 for
the  prior  period.   This  increase is due to costs  related  to
certain  write-offs  related  to  bad  debt  and  mistrust  in an
affiliated   company,  and  increased   salaries,  consulting and
professional fees. Marketing expenses totaled $386,383 for the 1998 period, representing an increase of $14,273 or 3.8% from $372,110 for the prior period. The slight increase in marketing expenses is due to expenses of the Company's sponsorship of the
Los Angeles Marathon.   No research  and  development costs  were
incurred  in  1998  compared  with  $12,022  in  1997.   Interest
expense relates to mortgage interest incurred in connection with the Company's real estate and totaled $37,470 for the 1998 period, representing a decrease of $5,184 or 12.2% from $42,654 for the prior period. The decrease is due to the reduction of principal
amount of  the real  estate mortgages.   Net  loss for  the  1998
fiscal  period  was   $1,285,834  which  represents  an  increase
of $254,827 or 24.7% above the loss of $1,030,997 for the prior period.



                       Year 2000 Compliance

Year 2000 compliance is the ability of computer hardware and software to respond to problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of computer programs or equipment using internal programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruptions of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as telephone systems, facsimile machines and production machinery.

To date, the Company has reviewed its financial accounting software and system and has determined it is fully Year 2000 complaint. The Company has been informed by its suppliers of major pieces of office and manufacturing equipment that such equipment is also Year 2000 complaint. The Company has initiated a review of its relationships with suppliers and vendors to determine if there will be an impact to the Company's operations due to a Year 2000 issue. The Company does not rely on any sole source vendor or supplier, and most items can be obtained for alternative sources if a preferred supplier or vendor is not able to meet the Company's needs. Because this review is not yet completed, the Company has not established a contingency plan for any vendors that may not be Year 2000 complaint. The Company anticipates that using a contingency plan will require using alternate vendors which may not be operationally efficient. The supplier and vendor review is anticipated to be completed by the first half of 1999. Costs to date and future costs of Year 2000 compliance are not significant or anticipated to be significant.

Fiscal year end 1997 compared with Fiscal year end 1996.

Revenues for fiscal 1997 were $473,214 representing an increase of $404,505 from revenues of $68,709 for the comparable period in 1996. This increase was due to product sales for a full 12 month period in 1997 contrasted with its initial month of sales in 1996. Revenues in 1997 consisted of $438,636 in water and supply sales (an increase of $381,496 from $57,140 for the prior period), $22,862 in cooler and equipment sales(an increase of $16,153 from $6,709 for the prior period) and $11,716 in cooler rentals (an increase of $6,856 from $4,860 for the prior period). Of the total revenue for the 1997 period, 192,459 (or 44% of total water sales) represented sales to a Taiwan distributor. This amount represents an increase of $165,734 from sales of $26,725 to the distributor for the prior period. Interest income for the period earned on investment of cash totaled $15,784 for the period in 1997 representing a decrease of $10,374 from $26,158 for the prior period. The decrease is a result the reduction of available cash which was used for increased operations during the 1997 period.

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

General and administrative expenses which includes administrative salaries and overhead for the period totaled $692,832 which represents an increase of $169,858 from $522,974 for the prior period. This increase is due to costs related to building the necessary corporate infrastructure to accommodate full scale operations. Marketing expenses totaled $372,110 for the 1997 period, representing an increase of $164,316 from $207,794 for the prior period. The increase in marketing expenses is due to 12 months of operations contrasted with less than a full year of operations for the prior period. Research and development costs totaled $12,022 for the period. No research and development costs were incurred in 1996. Interest expense relates to mortgage interest incurred in connection with the Company's real estate and totaled $42,654 for the 1997 period, representing an increase of $19,585 from $23,069 for the prior period. The increase is due to the acquisition of additional real estate in 1997 and interest charges for a full 12 month period on certain properties in 1997 contrasted with a shorter period for the same properties in 1996. Net loss for the 1997 fiscal period was ($1,030,997) which represents an increase of $216,744 over ($814,253) for the prior period.


Liquidity and Capital Resources
________________________________

Since its inception, the Company has financed its operations principally through the private placement of its common stock, and to a lesser extent, through cash flow from operations. During 1998, the Company raised approximately $1,600,000 net of offering costs from the private placement of its common stock. In addition during the period, the Company repurchased 400,000 shares of common stock at $1.00 per share.

The Company continues to experience significant losses from operations. During the last month of 1998 and continuing to the first quarter of 1999, the Company has undertaken cost reduction measures in an effort to reduce operating losses. These measures include personnel reductions and the elimination of certain promotional charges. However, despite these measures, the Company is uncertain as to when it will achieve profitable operations. Until such time, the Company intends to finance its ongoing operations through the private placement of its capital stock or though debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on Company.

Property, plant and equipment, net of accumulated  depreciation,
totaled  $1,647,871 on  December 31,1998.   Property, plant  and
equipment, net of accumulated depreciation, totaled $1,806,651 on December 31, 1997.

In connection with its real estate properties, as of December 31, 1998, the Company has balloon mortgage payments of; $276,867 due May 1, 2001, $60,189 due July 29, 2001 and $59,278 due March 27,
2002 (See "Item 2. Description of Property"). The Company believes that it will be able to refinance the described balloon payments on or before their respective dates, or pay the notes as they come due out of available cash. If the Company is unable to do so, it will be required to raise additional funds for such purposes, although no assurance can be given.

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. Lack of Profitable Operations. Since the Company's inception, the Company has experienced significant operating losses. Loss from operations for fiscal 1998 exceeded $1,000,000. Moreover, the Company can not predict when it will achieve profitable operations. The ability of the Company to achieve profitable operations will be dependent upon many factors, including the successful market development of its super oxygenated water.
Successful market development includes establishing necessary sales channels in the United States and other markets through distributors and food brokers, and having funds available for product marketing and slotting fees. As of December 31, 1998, the Company has limited sales channels in the United States, Canada and its other markets. The Company will be required to Raise additional funds in the immediate future to fund its Operating deficits, including the expansion of its marketing efforts. No assurances can be given that the Company will be able to successfully develop the market for its product.

2. Need For Additional Capital. The Company will require additional capital to sustain its operations until such time as the Company achieves profitable operations, and to otherwise expand its business. No assurances can be given that the Company will be successful in raising the capital necessary for it to sustain its operations during its operational loss period.

3. Limited Distribution Channels and Loss Of Distributor. As of December 31, 1998, the Company has limited distribution channels in the United States, Canada and its other markets. Although the Company continues to seek distributors to advance sales, no assurances can be given that the Company will be successful in its efforts. Further, during 1999, the Company terminated its relationship with a Taiwan distributor. Although the distributor did not account for significant revenues in 1998 as a result of an offset for bad debt, the distributor accounted for approximately 44% of total water sales in 1997. The inability of the Company to replace the loss of sales may adversely affect the Company.


Item 7. Financial Statements.
_____________________________


The  Financial Statements that constitute Item 7 of  this  Annual
Report on Form 10-KSB are included in Item 13 below.


Item  8.  Changes  in  and  Disagreements  with  Accountants   on
__________________________________________________________________
Accounting and Financial Disclosure.
_____________________________________

None.

                            PART III

Item  9.  Directors,  Executive Officers, Promoters  and  Control
_________________________________________________________________
Persons; Compliance with Section 16(a) of the Exchange Act.
___________________________________________________________

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

                              Director/
                              Officer
Name                 Age      Since       Position
____                 ___     _________   _________

Peter  Khean         54       1995       President, Secretary and
                                          Chairman
Nico   Huang         49       1995       Vice-President,Treasurer
                                          and Director
______________________________________________________________
Peter  Khean  -   Mr. Khean  has  been  President,  Secretary and
Chairman of the Company since December 1995. From 1985 to December 1995, Mr. Khean has been a business consultant providing services to individuals and business located in the Pacific Rim countries. Mr. Khean is a Certified General Accountant in Canada.

Nico  Huang  -   Ms. Huang has been Vice President, Secretary and
Director of the Company  since  December  1995.  From  1975 until
December,  1995,   Ms. Huang  has operated a family owned  health
product manufacturing facility located in Taiwan.


Item 10. Executive Compensation.
________________________________

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended
December 31, 1998, 1997 and 1996, respectively, are set forth in the following table:

                      SUMMARY COMPENSATION

                             Annual Compensation        Long Term Compensation
                             ___________________        _______________________
                                                         Awards     Payouts
Name and
Principal                  Salary    Bonus    Other     Restr.  Options
Position           Year      ($)      ($)      ($)      Stock SARS   LTIP  Other
                   ----    ------    ------  -----      ----- ----   ----  -----

Peter Khean (1     1996      --      --       --        --     -      -     --
President and      1997      --      --       --        --     -      -     --
Chairman           1998      --      --       --        --     -      -     --

Nico Huang (1)      1996     --      --       --        --     -      -     --
Vice President and  1997     --      --       --        --     -      -     --
Director            1998     --      --       --        --     -      -     --

------------------------------------------------------------------
(1)In 1999, the Company intends to initiate the payment of a monthly salary in the amount of $7,000 to both Mr. Khean and Ms.
Huang at such time as determined by the Board of Directors.

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


Item  11.  Security  Ownership of Certain Beneficial  Owners  and
_________________________________________________________________
Management.
___________


The following table will identify, as of December 31, 1998, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title          Name and Address      Amount and nature       Percent
of  Class     of  Beneficial Owner   Beneficial  Ownership   of Class
---------     --------------------  ----------------------   --------

Common           Peter Khean(1)             450,000           3.87%
Stock            328-17 Fawcett Road
                 Coquitlam, B.C. V3K 6V2

Common           Nico Huang(2)              450,000           3.87%
Stock            328-17 Fawcett Road
                 Coquitlam, B.C. V3K 6V2

Common           Wang Hsiu Yun(3)            900,000          7.75%
Stock            8F-1, 110 Hon Ko Street
                 Taipei, Taiwan

Common           Wen Lung Hsieh            1,000,000          8.61%
Stock            7F 78 Chang An East Rd.
                 Section 2
                 Taipei, Taiwan

Common           Officers and                 900,000         7.75%
Stock            Directors, as
                 a group (2 persons)
_______________________________________________________________
(1). Excludes 150,000 shares held by Mrs. Eunice Khean, the wife Mr. Khean. Mr. Khean disclaims beneficial ownership of such shares.

(2). Excludes 150,000 shares held by Mr. Tomo Hwang, the husband of Mrs. Huang. Mrs. Huang disclaims beneficial ownership of such shares.

(3).  Wang  Hsiu  Yun  is  a controlling shareholder  of  Georgia
Pacific   Company   (see  "Certain  Relationships   and   Related
Transactions").




Item 12. Certain Relationships and Related Transactions.
________________________________________________________

On December 18, 1995, the Company entered into an agreement with Georgia Pacific Company, a Taiwanese company ("Georgia Pacific"), to acquire the exclusive worldwide rights to the technology for the oxygen enrichment process in exchange for 5,000,000 shares of common stock of the Company. In addition, pursuant to the agreement, the Company agreed to pay Georgia Pacific a finder's fee of 10% in connection with the sale of its common stock to Taiwanese investors identified by Georgia Pacific.The parties did not specify a term or duration for this aspect of the agreement. During 1996,the Company paid Georgia Pacific $218,800 in finder's fees. During 1997, the Company paid Georgia Pacific $134,630 in finder's fees. In addition, during 1997, the Company paid Wang Hsiu Yun, the controlling shareholder of Georgia Pacific, the sum of $22,962.00 as a broker's fee in connection with the purchase of certain equipment.

On December 21, 1995, the Company entered into a separate agreement with Georgia Pacific pursuant to which Georgia Pacific agreed to assist the Company in the market and sale of its product to the Pacific Rim countries through joint venture arrangements, licensees or distributors. The consideration payable to Georgia Pacific was $10,000 per month during the term term of the agreement which expired on December 31, 1996. Effective May 1, 1997, a new agreement was entered into that provided for a monthly payment of $12,000 to Georgia Pacific. During 1997, the Company paid Georgia Pacific the sum of $90,000 in connection with this agreement. The agreement has expired and new agreement has not been entered into by the parties. The Company has entered into distribution agreements for Taiwan, Singapore and Korea as a result of the efforts of Georgia Pacific.

In 1995, the Company issued 450,000 shares to Peter Khean, 450,000 shares to Nico Huang, 150,000 to Eunice Khean and 150,000 to Tomo Hwang and the shares were valued at $450.00, $450.00, $150.00 and $150.00, respectively. The shares were issued in exchange for services rendered by such parties in connection with the formation of the Company.


                             PART IV

Item 13. Exhibits and reports on Form 8-K.
__________________________________________

(a)(1). Exhibits
                          EXHIBIT INDEX
3.(i)     Articles of Incorporation, as amended
          of the Company.*
          Articles of Incorporation, as amended of Avani Marketing Corp.*
          Certificate of Incorporation and Name Change and Articles of Avani Water Corporation.*
          Articles of Marina Bottling Company Ltd.**
          Articles of Incorporation of Avani**
          Manufacturing (China) Inc.

3.(ii)    By-Laws of the Company.*
          By-Laws of Avani Marketing Corp.*
          By-Laws of Avani Manufacturing (China) Inc.**

10.(i)    Mortgage in favor of International Commercial Bank
          of Cathay (Canada) dated May 2, 1996.*
10.(ii)   Mortgage in favor of Riversedge Holding Corp. dated
          May 2, 1996.*
10.(iii)  Mortgage in favor of International Commercial Bank of Cathay (Canada) dated July 26, 1996.*
10.(iv)   Mortgage in favor of Riversedge Holding Corp. dated
          July 26, 1996.*
10.(v)    Mortgage in favor of International Commercial Bank
          of Cathay (Canada) dated March 25, 1997.*
10.(vi)   Mortgage in favor of Riversedge Holding Corp. dated
          March 25, 1997.*
10.(vii) Agreement dated December 15, 1995 between the Company and Georgia Pacific Company.*
10.(viii) Agreement dated December 18, 1995 between the Company and Georgia Pacific Company.*
10.(ix) Agreement dated December 26, 1996 between the Company and Georgia Pacific Company.*
10.(x)    Distribution  Agreement  dated  December   14,   1996
          between the Company and Yueh Long Enterprise Co.,
          LTD.*
10.(xi) Distribution Agreement dated June 13, 1997 between the Company and Beon Top Enterprises Ltd.*
10.(xii) Agreement dated April 29, 1997 by and between the Company and Georgia Pacific Company. *
21.(i)    Subsidiaries of the Registrant
27.1      Financial Data Schedule
*   Incorporated  by  reference  to  the  Company's  Form   10-SB
Registration Statement filed on November 4, 1997.
** Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997.

3.(a)(2). Financial Statements

                   FINANCIAL STATEMENTS INDEX
Independent Auditors' Report of
March 4, 1999..  ......................................F-1
-Consolidated Balance Sheets as of December 31, 1998
 and December 31, 1997.................................F-2
-Consolidated Statements of Operations for
Fiscal Years Ended December 31, 1998 and
December 31, 1997......................................F-3
-Consolidated Statements of Stockholder's Equity
For Years Ended December 31, 1998
and December 31, 1997..................................F-4
-Consolidated Statements of Cash Flows for
Fiscal Years Ended December 31, 1998 and
December 31, 1997......................................F-5
-Notes to consolidated Financial Statements............F-6









                  INDEPENDENT AUDITORS' REPORT




To the Stockholders
Avani International Group Inc.


We have audited the accompanying consolidated balance sheets of Avani International Group Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company incurred a loss of $1,285,834 during 1998. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
March 4, 1999

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1998 AND 1997




                                                  1998           1997
                                               ----------     ----------
ASSETS

CURRENT ASSETS
   Cash                                        $  103,428     $  120,492
   Accounts receivable                             79,397         76,343
   Goods and services tax receivable               44,280         54,105
   Subscription receivable                              -        240,000
   Inventory                                       33,122         51,685
   Prepaid expenses                                38,650         60,716
                                               -----------    -----------

TOTAL CURRENT ASSETS                              298,878        603,341
                                               -----------    -----------

PROPERTY, PLANT AND EQUIPMENT - NET             1,647,871      1,806,651
                                               -----------    -----------

OTHER ASSETS
   Security deposits                               10,217          8,541
   Trademarks and licenses                         18,031          9,044
                                               -----------    -----------
                                                   28,248         17,585
                                               -----------    -----------
TOTAL ASSETS                                   $1,974,997     $2,427,577
                                               ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt           $    6,869     $   68,924
   Accounts payable and accruals                   77,446         54,794
   Wages and benefits payable                      14,453         16,086
   Unearned income                                 16,127         19,737
   Bottle and cooler deposits                      85,901         66,859
                                               -----------    -----------

TOTAL CURRENT LIABILITIES                         200,796        226,400

LONG-TERM DEBT - NET OF CURRENT PORTION           408,361        440,669
                                               -----------    -----------

TOTAL LIABILITIES                                 609,157        667,069
                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES

             STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value, 25,000,000
shares authorized; 11,608,257 and 10,113,600
shares issued and outstanding                      11,608         10,114

COMMON STOCK DISCOUNT                             (55,000)             -

ADDITIONAL PAID-IN CAPITAL                      4,765,432      3,465,257

COMMON STOCK SUBSCRIBED                                 -        240,000

ACCUMULATED DEFICIT                            (3,140,336)    (1,854,502)

ACCUMULATED OTHER COMPREHENSIVE LOSS             (215,864)      (100,361)
                                              ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                      1,365,840      1,760,508
                                              ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,974,997     $2,427,577
                                              ------------   ------------




The accompanying notes are an integral part of these consolidated financial statements.

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1998 AND 1997








                                                   1998           1997
                                               ------------   ------------
REVENUE
   Bottled water and supply sales              $   516,591    $   438,636
   Cooler and equipment sales                       10,965         22,862
   Cooler rentals                                   40,453         11,716
                                               ------------   ------------
                                                   568,009        473,214


COST OF GOODS SOLD
   Cost of goods sold (excluding depreciation)     303,408        316,735
   Depreciation                                     83,959         84,003
                                               ------------   ------------
                                                   387,367        400,738

GROSS PROFIT                                       180,642         72,476
                                               ------------   ------------

OPERATING EXPENSES
   General and administrative                    1,077,380        692,832
   Marketing                                       386,383        372,110
   Research and development                              -         12,022
                                               ------------   ------------
                                                 1,463,763      1,076,964
                                               ------------   ------------

LOSS FROM OPERATIONS                            (1,283,121)    (1,004,488)
                                               ------------   ------------

OTHER INCOME (EXPENSE)
   Other                                            19,769            361
   Interest income                                  14,988         15,784
   Interest expense                                (37,470)       (42,654)
                                               ------------   ------------
                                                    (2,713)       (26,509)
                                               ------------   ------------

NET LOSS                                       $(1,285,834)   $(1,030,997)
                                               ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE        $     (0.12)   $     (0.11)
                                               ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES               11,090,997      9,631,504
                                               ============   ============







The accompanying notes are an integral part of these consolidated financial statements.


                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997








                           Common Stock       Common    Additional    Common
                       --------------------    Stock      Paid-In      Stock
                          Shares     Amount   Discount    Capital    Subscribed
                       ------------ -------- ---------- -----------  -----------
BALANCE,
  DECEMBER 31, 1996      9,456,500  $ 9,457   $     -    $2,938,443   $       -


PURCHASE AND RETIREMENT
  OF COMMON STOCK         (486,000)    (486)        -      (480,514)          -


ISSUANCE OF
  COMMON STOCK           1,143,100     1,143        -     1,141,957           -

OFFERING COSTS
  FOR SHARES ISSUED              -         -        -      (134,629)          -

COMMON STOCK SUBSCRIBED          -         -        -             -     240,000

NET LOSS                         -         -        -             -           -


FOREIGN CURRENCY
TRANSLATION ADJUSTMENTS          -         -        -             -           -
                        ------------ -------- --------    -----------  ---------

COMPREHENSIVE LOSS               -         -        -             -           -
                        ------------ --------  --------   -----------  ---------

BALANCE,
DECEMBER 31, 1997        10,113,600    10,114       -      3,465,257    240,000


PURCHASE AND RETIREMENT
 OF COMMON STOCK           (400,000)     (400)      -       (399,600)         -

ISSUANCE OF
  COMMON STOCK            1,654,657     1,654  (55,000)    1,618,000          -

OFFERING COSTS
  FOR SHARES ISSUED               -         -        -      (157,985)         -

COMMON STOCK SUBSCRIBED     240,000       240        -       239,760   (240,000)

NET LOSS                          -         -        -             -          -

FOREIGN CURRENCY
  TRANSLATION ADUSTMENTS          -         -        -             -          -

COMPREHENSIVE LOSS                -         -        -             -          -
                        -----------   -------- ---------  ----------- ---------
BALANCE,
DECEMBER 31, 1998        11,608,257   $11,608  $(55,000)  $4,765,432   $      -
                         ==========   ======== =========  ===========  =========





   The accompanying notes are an integral part of these consolidated financial statements.




                          AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (CONTINUED)


                           Accumulated
                             Other                             Accumulated
                          Comprehensive      Accumulated     Comprehensive
                              Loss             Deficit            Loss
                         ---------------   ---------------   --------------

BALANCE,
DECEMBER 31, 1996           $ (13,307)       $ (823,505)        $      -

PURCHASE AND RETIREMENT
 OF COMMON STOCK                    -                 -                -

ISSUANCE OF
 COMMON STOCK                       -                 -                -

OFFERING COSTS
  FOR SHARES ISSUED                 -                 -                -

COMMON STOCK SUBSCRIBED             -                 -                -

NET LOSS                            -         (1,030,997)     (1,030,997)

FOREIGN CURRENCY
TRANSLATION ADJUSTMENTS       (87,054)                 -         (87,054)

                             -----------     --------------   -------------

COMPREHENSIVE LOSS                  -                  -      $(1,118,051)
                                                               ===========
BALANCE,
DECEMBER 31, 1997            (100,361)         (1,854,502)    $         -

PURCHASE AND RETIREMENT
 OF COMMON STOCK                    -                   -               -

ISSUANCE OF
 COMMON STOCK                       -                   -               -

OFFERING COSTS
 FOR SHARES ISSUED                  -                   -               -

COMMON STOCK SUBSCRIBED             -                   -               -

NET LOSS                            -          (1,285,834)     (1,285,834)

FOREIGN CURRENCY
TRANSLATION ADUSTMENTS       (116,312)                  -        (116,312)
                                                              -------------

COMPREHENSIVE LOSS                  -                   -     $(1,402,146)
                             ---------         -----------    ============

BALANCE,
DECEMBER 31, 1998           $(216,673)        $(3,140,336)
                            ==========        ============



The accompanying notes are an integral part of these consolidated financial statements.


                AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                    1998           1997
                                             -------------   ------------
OPERATING ACTIVITIES
   Net loss                                   $(1,285,834)   $(1,030,997)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Issuance of common stock for
       professional fees                           10,000              -
      Depreciation and amortization               133,270        127,159
      (Increase) decrease in assets
         Accounts receivable                         (143)       (17,831)
         Inventory                                 16,478        (32,899)
         Prepaid expenses                          21,043        (32,852)
         Other assets                             (10,872)        (7,210)
      Increase (decrease) in liabilities
         Accounts payable                          24,354        (91,940)
         Unearned income and deposits              21,059         54,626
                                              -------------   -----------

Net cash used in operating activities          (1,070,645)    (1,031,944)
                                              -------------   -----------

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment   (76,307)      (310,210)
                                              -------------   -----------
FINANCING ACTIVITIES
   Proceeds from mortgages payable                      -        115,360
   Payments of mortgages payable                  (66,928)       (63,911)
   Issuance of common shares, net of offering
    costs                                       1,636,670      1,008,471
   Purchase of common shares                     (400,000)      (481,000)
                                              -------------   ------------

   Net cash provided by financing activities    1,169,742        578,920
                                              -------------   ------------

EFFECT OF EXCHANGE RATES ON CASH                  (39,854)       (14,855)
                                              -------------   ------------

NET DECREASE IN CASH                              (17,064)      (778,089)

CASH - BEGINNING OF YEAR                          120,492        898,581
                                              -------------   ------------

CASH - END OF YEAR                             $  103,428     $  120,492
                                              =============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
     Cash paid for:
        Interest                               $   37,470     $    42,654
                                              =============   ============

        Income taxes                           $        -     $         -
                                              =============   ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES
     100,000 share stock certificate was
      redeemed for $80,000 and the issuance
      of a 15,000 share stock certificate      $         -    $    15,000
                                              =============   ============

Common stock subscription                                -        240,000
                                              =============   ============






The accompanying notes are an integral part of these consolidated financial statements.

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION AND NATURE OF BUSINESS
Avani International Group Inc. (the "Company"), a Nevada corporation, formerly Rainfresh Technologies, Inc. has constructed a bottling facility and has been engaged in the business of developing, manufacturing and distributing an oxygen enriched, purified bottled water under the trade name "Avani Water".

The Company changed its name from Rainfresh Technologies, Inc. to Avani International Group Inc. on January 14, 1997. The Company has three wholly-owned subsidiaries, Avani Marketing Corp., organized under the laws of Nevada; Avani Water Corporation, organized under the laws of British Columbia (Canada); and Avani Manufacturing (China), organized under the laws of Nevada.

Marina Bottling Company, Ltd., ("Marina") organized under the laws of British Columbia (Canada), is 50% owned by the Company and is accounted for utilizing the equity method. There is no market for Marina's common stock. Marina was inactive during 1998 and due to certain factors that now exist, the Company has determined that the carrying value of its investment exceeds the estimated recovery value. Accordingly, at December 31, 1998 an allowance of $35,592 has been established and a corresponding amount has been charged to operations in 1998.

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

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the foreign subsidiary have been translated using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (other comprehensive loss).

FINANCIAL INSTRUMENTS
The carrying amount of cash, accounts receivable, accounts payable, other liabilities and deposits approximates fair value as of December 31, 1998 because of their short maturities.

The carrying value of the fixed rate long-term debt approximates fair value since the interest rate associated with the long-term debt approximates the current market interest rate.

ACCUNTS RECEIVABLE AND BAD DEBTS
The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debts during 1998 and 1997 amounted to $108,013 and $814.

INVENTORY
Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market. Inventory is comprised of small bottles, packaging containers, supplies and water coolers for resale.


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY, PLANT AND EQUIPMENT
The cost of property , plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using accelerated methods. Five liter bottles and leased water coolers are amortized over their estimated useful lives.

REVENUE RECOGNITION
Revenue on sales of bottled water and coolers is recognized upon delivery. Leases of water coolers and filters are accounted for under the operating method and, accordingly, rental income is reported over the terms of the leases.

INCOME TAXES
The Company accounts for its income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial accounting and income tax bases of assets and liabilities, and the use of carryforwards, if any, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized.

LOSS PER SHARE
The Company computes its earnings (loss) per share under SFAS No.
128. Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings
(loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted earnings (loss) per share are the same.

RECOVERABILITY OF LONG LIVED ASSETS
The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable (see note 10).

COMPREHENSIVE INCOME (LOSS)
The Company adopted SFAS No. 130, "Reporting Comprehensive Income", beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The component of comprehensive income (loss) consists of foreign currency translation adjustments of ($116,312) and ($87,054), with no applicable tax benefit for the years ended December 31, 1998 and 1997.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning January 1, 1998. Since the company only has one reportable segment, the required disclosures relate to product and services, geographic areas and major customers.

RECLASSIFICATIONS
Certain  reclassifications have been made to the  1997  financial statements  in order for them to be in conformity with  the  1998 presentation.


NOTE 2 - CONCENTRATION OF CREDIT RISK INVOLVING CASH

The Company maintains its cash balances in a bank located in Canada. These balances are not insured.


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997






NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:



                                               December 31,
                                        -------------------------
                                           1998           1997
                                        ---------      ----------
          Land                          $  143,030      $  151,795
          Building                         821,954         868,103
          Plant equipment                  812,032         824,542
          Office furniture and equipment   101,195          88,178
          Coolers                           67,138          53,845
          Vehicles                          19,580          20,638
                                        -----------    -----------
                                         1,964,929       2,007,101
          Less: Accumulated depreciation   317,058         200,450
                                        -----------    -----------
          Property, Plant and
           Equipment - Net              $1,647,871      $1,806,651
                                        ===========    ===========


NOTE 4 - LONG TERM DEBT

Following is a summary of long-term debt:

                                                         December 31,
                                                    -----------------------
                                                      1998            1997
                                                    ----------    ---------

 Mortgage payable due in  monthly installments
 of  $2,343  including   interest   at   8.3%,
 balloon payment of $276,867  due May 1, 2001,
 secured by land and building  with a net book
 value of $486,219.                                  $288,958      $311,279

 Mortgage payable due in  monthly installments
 of $510  including interest at 8.3%,  balloon
 payment of $60,189 due July 29, 2001, secured
 by land and  building  with a net book  value
 of $103,204.                                          62,980        67,823

 Mortgage payable due in  monthly installments
 of  $456  including  interest at  7%, balloon
 payment of $59,278 due March 27, 2002 secured
 by land and building with a net book value of
 $104,651.                                             63,292        68,301

 Second  mortgage   payable,  interest   only,
 interest at 8% per annum, principal  payments
 $20,730 due January  31, 1998, March 30, 1998
 and  August  30, 1998, secured  by  land  and
 building with a net book value of $736,607.                -        62,190
                                                     ---------     ---------
                                                       415,230      509,593
 Less: Current portion                                   6,869       68,924
                                                     ---------     ---------
                                                      $408,361     $440,669


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997






NOTE 4 - LONG TERM DEBT (Continued)

The minimum annual repayment requirements on long-term debt as of December 31, 1998 are as follows:


                YEARS ENDING
                DECEMBER 31,                    AMOUNT
                ------------                   --------

                  1999                         $  6,869
                  2000                            7,436
                  2001                          341,305
                  2002                           59,620
                                               --------
                                               $415,230
                                               ========

NOTE 5 - INCOME TAXES

There is no income tax benefit for operating losses for years ended December 31, 1998 and 1997 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years.

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.


The components of the net deferred tax assets (liabilities) are as follows:


                                              1998       1997
                                           ----------  ---------
     Property, plant and equipment         $  241,400  $(185,300)

     Net operating loss carryforwards       1,196,800    719,000
     Valuation allowance                     (955,400)  (533,700)
                                           -----------  ---------
                                           $        -   $      -
                                           ===========  =========

Avani  International Group Inc., Avani Marketing Corp. and  Avani
Manufacturing file a consolidated corporate income tax return in the United States and Avani Water Corporation files a corporate income tax return in Canada.

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

At December 31, 1998, the Company had net operating loss carryforwards of approximately $1,105,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2013. At December 31, 1998, the Company had net operating loss carryforwards of approximately $1,887,000 for Canadian income tax purposes, which if not used will expire during the years 2002 through 2005.


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997





NOTE 6 - COMMON STOCK

During  1998,  the  Company  raised  $1,554,654  from  a  private placement through the issuance of 1,554,657 shares of common stock. Offering costs related to the private placement amounted to $157,985. The Company also issued 100,000 shares of restricted common stock valued at $65,000 for professional services valued at $10,000. The Company redeemed and retired 400,000 shares of common stock for $400,000.

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

In May 1997 a marketing agreement was entered into for a term of eight months at $12,000 per month. Consulting fees incurred for the year ended December 31, 1997 amounted to $90,000, net of a $6,000 credit.

In addition, during 1997, the Company paid $22,962 to the controlling shareholder of the Taiwanese company as a broker's fee in connection with the purchase of certain equipment.


NOTE 8 - LEASES

For  the  years  ended December 31, 1998 and  1997  total  rental expenses under leases amounted to $46,147 and $19,155. At December 31, 1998, the Company was obligated under various noncancelable operating lease arrangements for vehicles as follows:

                  YEARS ENDING           LEASE
                  DECEMBER 31,         OBLIGATIONS
                ---------------        ------------


                  1999                   $  45,118
                  2000                      29,376
                  2001                      25,245
                  2002                         796
                                        -----------
                                          $100,535
                                        ===========



NOTE 9 - GEOGRAPHIC AREAS, MAJOR CUSTOMERS AND SUPPLIERS


The Company had sales of $183,788 and $214,488 to Taiwan during 1998 and 1997, with the remaining sales being generated in Canada.

All of the Company's long-lived assets are located in Canada.

The Company sold a substantial portion of its product to one customer in 1998 and 1997. During the year ended December 31, 1998 and 1997, sales to this customer aggregated $121,499 and $192,459. At December 31, 1998 and 1997, amounts due from this customer included in trade accounts receivable were $ -0- and $9,453.

During the years ended December 31, 1998 and 1997, the Company purchased Approximately 34% of its materials from one supplier. At December 31, 1998 and 1997 there were no amounts due to that supplier. The supplier filed for bankruptcy in 1998 and the Company has established relationships with other suppliers.


                    AVANI INTERNATIONAL GROUP INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997




NOTE 10 - MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial recurring losses from operations. The Company experienced a net loss of $1,285,834 for the year ended December 31, 1998 which resulted in cash used in operations of $1,070,645.

In view of the matters described above, the continuation of the Company is dependent on the Company's ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in the normal course of business.

Management, in its ongoing restructuring efforts has made major reductions in its personnel cost. The Company is in the process of instituting certain revenue - enhancing measures, including the expansion of its exports to other areas of the world, such as Australia and seeking technological partners to establish other manufacturing facilities. In addition, the Company continues to work towards raising additional capital through private placements.


(b). Reports on Form 8-K.
None

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/ Peter Khean                             April  14, 1999
-------------------------------             ---------------
Peter Khean                                     Date
Chairman and
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Khean                              April  14, 1999
-------------------------------              ---------------
Peter Khean
Director


/s/ Nico Huang                               April  14, 1999
-------------------------------              ---------------
Nico Huang
Director

                              EXHIBIT 21 (i)

                              SUBSIDIARIES

Avani Water Company
Avani Marketing Company
Avani Manufacturing (China), Inc.


                              EXHIBIT 27.1
                         FINANCIAL DATA SCHEDULE


ART.5 FDS

Multiplier  1,000


PERIOD TYPE                                   12 MONTHS
FISCAL YEAR END                               DEC-31-1998
PERIOD START                                  JAN-1-1998
PERIOD END                                    DEC-31-1998
CASH                                          103
SECURITIES                                    0
RECEIVABLES                                   79
ALLOWANCES                                    0
INVENTORY                                     33
CURRENT-ASSETS                                299
PP&E                                          1,965
DEPRECIATION                                  83
TOTAL ASSETS                                  1,975
CURRENT-LIABILITIES                           201
BONDS                                         0
COMMON                                        12
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      1,366
TOTAL-LIABILITIES-AND-EQUITY                  1,975
SALES                                         568
TOTAL-REVENUES                                568
CGS                                           303
TOTAL-COST                                    1,464
OTHER-EXPENSES                                (35)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              37
INCOME-PRETAX                                 (1,286)
INCOME-TAX                                    0
INCOME-CONTINUING                             (1,286)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (1,286)
EPS-PRIMARY                                   (.12)
EPS-DILUTED                                   (.12)