Form 10QSB
period 1999-03-31
AVANI INTERN GROUP INC
filed 1999-05-14
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549


                               FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                     AVANI INTERNATIONAL GROUP INC.
                     ------------------------------
             (Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866
---------------                                ----------------
(State of                                      (I.R.S. Employer
 Incorporation)                                 I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)           V3K 6V2
----------------------------------------------        -----------
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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes: X  No:
(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 31, 1999 was 11,608,257.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X


                                  INDEX




PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                   Page No.
       -Consolidated Condensed Balance Sheet as of
        March 31, 1999 (unaudited) and December 31, 1998 (audited). 3 -Consolidated Condensed Statement of Operations for the
        Three Months Ended March 31, 1999 and 1998 (unaudited).     4
       -Consolidated Condensed Statement of Stockholders
        Equity for the Three Months Ended
        March 31, 1999 (unaudited).                                 5
       -Consolidated Condensed Statement of Cash Flows
        for the Three Months Ended March 31, 1999
        and 1998 (unaudited).                                       6
       -Notes to Financial Statements.                              7
Item 2. Management's Discussion and Analysis.                       9
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                         11
Item 2. Changes in Securities.                                     11
Item 3. Defaults upon Senior Securities.                           11
Item 4. Submission of Matters to Vote of Securityholders.          11
Item 5. Other Information.                                         11
Item 6. Exhibits and Reports on Form 8-K.                          11
Signatures                                                         11

PART I - FINANCIAL STATEMENTS
  Item 1. Financial Statements.



                           AVANI INTERNATIONAL GROUP INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS




                                               March 31, December 31,
                                                   1999         1998
                                             ----------- -------------
                                             (Unaudited)   (Audited)

ASSETS

CURRENT ASSETS
Cash                                        $    34,751  $  103,428
Accounts receivable                             109,077      79,397
Goods and services tax receivable                51,479      44,280
Inventory                                        41,097      33,123
Prepaid expenses                            ------------ -----------
                                                 32,790      38,650
                                            ------------ -----------

TOTAL CURRENT ASSETS                            269,194     298,878

PROPERTY, PLANT AND EQUIPMENT - NET           1,644,306   1,647,871
                                            ------------ -----------

OTHER ASSETS
Security deposits                                10,355      10,217
Trademarks and licenses                          18,252      18,031
                                            ------------ -----------
                                                 28,607      28,248
                                            ------------ -----------

TOTAL ASSETS                                 $1,942,107  $1,975,997
                                            ============ ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt            $    7,119       6,869
Accounts payable and accruals                    53,025      77,446
Wages and benefits payable                       13,413      14,453
Unearned income                                  14,924      16,127
Bottle and cooler deposits                       88,944      85,901
                                             ----------- -----------

TOTAL CURRENT LIABILITIES                       177,425     200,796

LONG-TERM DEBT - NET OF CURRENT PORTION         479,274     408,361
                                             ----------- -----------

TOTAL LIABILITIES                               656,699     609,157
                                             ----------- -----------

COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value, 25,000,000
shares authorized; 11,608,257 and
11,608,257 shares issued and outstanding          11,608      11,608

COMMON STOCK DISCOUNT                            (55,000)    (55,000)

ADDITIONAL PAID-IN CAPITAL                     4,765,432   4,765,432

ACCUMULATED DEFICIT                           (3,232,928) (3,140,336)

ACCUMULATED OTHER COMPREHENSIVE LOSS            (203,703)   (215,864)
                                              ----------- -----------

TOTAL STOCKHOLDERS' EQUITY                     1,285,409   1,365,840
                                              ----------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,942,108  $1,974,997
                                              =========== ===========




    The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                              AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


                                                   1999           1998
                                              ------------   ------------

REVENUE
Bottled water and supply sales                $   166,404     $  104,001
Cooler and equipment sales                          1,432          6,594
Cooler rentals                                     10,662         10,346
                                              ------------   ------------
                                                  178,498        120,941
                                              ------------   ------------

COST OF GOODS SOLD
Cost of goods sold (excluding depreciation)        84,869         85,429
Depreciation                                       21,535         21,210
                                              ------------    -----------
                                                  106,404        106,639
                                              ------------    -----------
GROSS PROFIT                                       72,094         14,302
                                              ------------    -----------

OPERATING EXPENSES
General and administrative                        140,592        253,757
Marketing                                          16,378        169,199
                                              ------------    -----------
                                                  156,970        422,956
                                              ------------    -----------
LOSS FROM OPERATIONS                              (84,876)      (408,654)
                                              ------------    -----------

OTHER INCOME (EXPENSE)
Other                                                 611          1,397
Interest income                                         -          1,787
Interest expense                                   (8,327)       (10,925)
                                              ------------     ----------
                                                   (7,716)        (7,741)
                                              ------------    -----------
NET LOSS                                      $   (92,592)    $ (416,395)
                                              ============    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE       $     (0.01)    $    (0.04)
                                              ============    ===========
 WEIGHTED AVERAGE NUMBER OF SHARES              11,608,257     10,496,933
                                              ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      AVANI INTERNATIONAL GROUP INC.
                               AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     THREE MONTHS ENDED MARCH 31, 1999
                                (UNAUDITED)





                                                                     Accumulated
              Common Stock                Add-              Common       Other
            -----------------    Common itional   Stock    Accumu-      Compre-
                                 Stock  Paid-In   Sub-       lated       hensive
             Shares    Amount  Discount Capital   scribed  Deficit       Income
           ---------- ------- --------- --------- ------- ---------- -----------

BALANCE
DECEMBER 31,
1998
(Audited)  11,608,257 $11,608 $(55,000) $4,765,432 $   - $(3,140,336)$(215,864)


NET LOSS            -       -        -           -     -     (92,592)        -


OTHER
 COMPREHENSIVE
 INCOME             -       -        -           -     -           -    12,161
            ---------- ------ --------- ---------- ------ ------------ ---------
BALANCE,
MARCH 31,
  1999     11,608,257 $11,608 $(55,000) $4,765,432 $   -  $(3,232,928)$(203,703)
          =========== ======= ========= ========== ====== ============ =========









  The accompanying notes are an integral part of these consolidated financial statements.

                      AVANI INTERNATIONAL GROUP INC.
                            AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               (UNAUDITED)




                                                          1999      1998
                                                       ----------   ------------

OPERATING ACTIVITIES
  Net loss                                             $ (92,592)   $(416,395)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization                         33,627       30,086
    Issuance of common stock for professional fees             -       10,000
    (Increase) decrease in assets
       Accounts receivable                               (34,812)      22,363
       Inventory                                          (7,382)      17,072
       Prepaid expenses                                    6,111       24,612
       Other assets                                            -       (2,202)
    Increase (decrease) in liabilities
       Accounts payable and accruals                     (26,411)     199,562
       Unearned income and deposits                          192       (2,088)
                                                       ----------   -----------

    Net cash used in operating activities               (121,267)    (116,990)
                                                       ----------   -----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment            (4,008)     (22,256)
  Investment in trademarks and patents                         -      (28,000)
                                                       ----------   -----------

  Net cash used in investing activities                   (4,008)     (50,256)
                                                       ----------   -----------

FINANCING ACTIVITIES
  Proceeds from mortgages payable                         63,955            -
  Payments of mortgages payable                                -      (43,390)
  Issuance of common shares, net of offering costs             -    1,507,930
  Purchase of common shares                                    -     (400,000)
                                                       ----------   -----------

  Net cash provided by financing activities               63,955    1,064,540
                                                       ----------   -----------

EFFECT OF EXCHANGE RATES ON CASH                          (7,357)      (7,070)
                                                       ----------   -----------
NET INCREASE (DECREASE) IN CASH                          (68,677)     890,224

CASH - BEGINNING OF PERIOD                               103,428      120,492
                                                       ----------   -----------

CASH - END OF PERIOD                                   $  34,751   $1,010,716
                                                       ==========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for:
      Interest                                         $   8,327   $   10,925
                                                       ==========  ===========

      Income taxes                                     $       -   $        -
                                                       ==========  ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES
  Common stock subscription                            $       -    $  20,700
                                                       ==========  ===========




    The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                              AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998








NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Avani International Group, Inc. (the "Company") and its subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the three months ended March 31, 1999 and 1998 was $12,161 and $18,640.

NOTE 4 - MAJOR CUSTOMER AND SUPPLIER

In each period the Company sold a substantial portion of its products to one customer. During the three months ended March 31, 1999 and 1998, sales to an Australian customer aggregated $33,984 and to a Taiwanese customer aggregated $18,720. At March 31, 1999 and 1998, there were no amounts due from these customers included in trade accounts receivable.

During the three months ended March 31, 1999 and 1998, the Company purchased approximately 47% and 36% of its materials from one supplier.
At March 31, 1999 and 1998 there were no amounts due to that supplier. If the supplier ceased doing business with the Company, management believes that other sources of materials are available.

Item 2. Management's Discussion and Analysis.
The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Three Months Ended March 31, 1998  compared  with Three  Months Ended March 31,
1997.

Revenues for the three months ended March 31, 1999 were $178,498 representing an increase of 47.59% from revenues of $120,941 for the same period in 1998. The increase for the period was due to higher pricing of its PET bottles, initiation of sales to an Australian distributor, and an increase in local
sales of  its five  gallon  bottles.   Revenues  for the three month  period in
1999 consisted of $166,404 in water and supply sales (an increase of 60% from $104,001 for the prior period), $1,432 in cooler and equipment sales (an decrease of 78.28% from $6,594 for the prior period) and $10,662 in cooler
rentals (an increase  of 3.05% from  $10,346 for  the prior  period).   Of  the
total revenue for the three  month  period in 1999, $33,984 (or 20.42% of total
water  sales) represented sales to a  new Australian distributor.   During this
period, sales to a Taiwan distributor accounted for $18,062 (or 10.85% of total water sales). This amount represents a decrease of 3.51% from sales of $18,720 to the Taiwan distributor for the prior period. During this period, the Company terminated its arrangement with the Taiwan distributor. Interest income earned on investment of cash was $0 for the three month period in 1999 contrasted with $1,787 for the prior period. The decrease is a result of the reduction of available cash for the period.

Cost of sales for the three month period in 1999 totaled $106,404 representing a slight decrease from $106,639 for the same period in 1998. Cost of goods sold for the three month period as a percentage of sales was 59.61% for the 1999 period representing a decrease of 28.56% from 88.17% for the prior period. The decrease is a result of the Company's higher pricing of PET bottles and a reduction of sample promotions. Cost of sales for the three month period in 1999 consisted of $84,869 in bottled water, supplies, coolers and related equipment (a slight decrease from $85,429 for the prior period) and $21,535 in depreciation (a slight increase from $21,210 for the prior period). Gross profit for the three month period in 1999 was $72,094, compared with $14,302 for the same period in 1998.

General and administrative expenses which includes administrative salaries and overhead for the three month period in 1999 totaled $140,592 compared with $253,757 for the same period in 1998. The decrease of 44.59% for the three month period is due principally to cost reduction measures implemented by the Company in the fourth quarter of 1998, which included the elimination of certain salaried positions and the reduction of certain professional expenses. Marketing expenses totaled $16,378 for the three month period in 1999 representing  a  decrease  of  90.32% from $169,199 for  the  prior period.  The decrease in marketing expenses is due the reduction of advertising and promotional costs, including elimination of costs related to the Los Angeles Marathon and the Vancouver Marathon and certain television advertising, all of which occurred in first quarter of 1998. Interest expense in connection with the Company's real estate totaled $8,327 for the three month period in 1999 representing a decrease of 23.78% from $10,925 for the prior period. Net loss for the three month period in 1999 was $92,592 compared with a loss of $416,395 for the prior period.

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

Liquidity and Capital Resources

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

As of March 31, 1999, the Company has working capital in the amount of $91,769. The Company continues to experience significant losses from operations. During the last month of 1998 and continuing to the first quarter of 1999, the Company has undertaken cost reduction measures in an effort to reduce operating losses. These measures include personnel reductions and the elimination of certain promotional charges. However, despite these measures, the Company is uncertain as to when it will achieve profitable operations. Until such time, the Company intends to finance its ongoing operations through the private placement of its capital stock or though debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on Company.

Property, plant and equipment, net of accumulated depreciation, totaled $1,644,306 on March 31, 1999. Property, plant and equipment, net of accumulated depreciation, totaled $1,647,871 on December 31, 1998. In connection with its real estate properties, as of March 31, 1999, the Company has balloon mortgage payments in the aggregate amount of $479,274.

Forward Looking Statements.
Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998 for additional statements concerning operations and future capital requirements.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 13, 1999            /s/ Peter Khean
                              ------------------------------
                               Peter Khean
                               Chairman, President
                               and Principal Financial Officer

                              SCHEDULE 27.1
                         FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 1st QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   3 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD END                                    MAR-31-1999
CASH                                          35
SECURITIES                                    0
RECEIVABLES                                   109
ALLOWANCES                                    0
INVENTORY                                     41
CURRENT-ASSETS                                269
PP&E                                          1,995
DEPRECIATION                                  351
TOTAL ASSETS                                  1,942
CURRENT-LIABILITIES                           177
BONDS                                         0
COMMON                                        12
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      1,273
TOTAL-LIABILITIES-AND-EQUITY                  1,942
SALES                                         178
TOTAL-REVENUES                                178
CGS                                           106
TOTAL-COST                                    263
OTHER-EXPENSES                                (1)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              8
INCOME-PRETAX                                 (93)
INCOME-TAX                                    0
INCOME-CONTINUING                             (93)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (93)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)