Form 10QSB
period 1999-06-30
AVANI INTERNATIONAL GROUP INC //
filed 1999-08-23
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB
                                 ------------
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 1999.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                              AVANI INTERNATIONAL GROUP INC.
                            --------------------------------
                   (Name of Small Business Issuer in its charter)

 Nevada                                       88-0367866
-----------                                  ------------
(State of                                  (I.R.S. Employer
Incorporation)                                I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)         V3K6V2
 ----------------------------------------------       ---------
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


                                 Common Stock
                                --------------
                               (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes: X           No:
(2). Yes: X           No:

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of June 30, 1999 was 15,108,257.

Transitional Small Business Issuer Format (Check One):
Yes:                  No:          X




                                   INDEX
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                           Page No.
        Consolidated Condensed Balance Sheet as of
        June 30,1999 (unaudited) and December 31, 1998
        (audited).                                                           3
        Consolidated Condensed Statement of Operations
        for the Three Months and Six Months ended
        June 30, 1999 and 1998 (unaudited).                                  4
        Consolidated Condensed Statement of Stockholders
        Equity for the Six Months Ended June 30, 1999 and 1998
        (unaudited).                                                         5
        Consolidated Condensed Statement of Cash Flows for the
        Six Months Ended June 30, 1999 and 1998 (unaudited).                 6
        Notes to Financial Statements                                        7
Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition.                               9
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                                   10
Item 2. Change in Securities.                                                11
Item 3. Defaults Upon Senior securities.                                     11
Item 4. Submission Of Matters To A Vote of Securityholders.                  11
Item 5. Other Information.                                                   11
Item 6. Exhibits and Reports on Form 8-K.                                    11
        Signatures                                                           11



                                       -2-
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                         AVANI INTERNATIONAL GROUP INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                          June 30,        December 31,
                                            1999               1998
                                         -----------      ------------
                                         (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS
Cash                                     $   843,176      $  103,428
Accounts receivable                          108,739          79,397
Goods and services tax receivable             15,976          44,280
Inventory                                     86,235          33,123
Prepaid expenses                              23,907          38,650
                                         ------------     ------------
TOTAL CURRENT ASSETS                       1,078,033         298,878
                                         ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET        1,657,383       1,647,871
                                         ------------     ------------

OTHER ASSETS
   Security deposits                          10,567          10,217
   Trademarks and licenses                    18,596          18,031
                                         ------------     ------------
                                              29,163          28,248
                                         ------------     ------------

TOTAL ASSETS                             $ 2,764,579      $1,974,997
                                         ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt     $     7,152      $    6,869
   Accounts payable and accruals             204,714          77,446
   Wages and benefits payable                  6,285          14,453
   Unearned income                            14,417          16,127
   Bottle and cooler deposits                 94,178          85,901
                                          -----------     ------------

TOTAL CURRENT LIABILITIES                    326,746         200,796

LONG-TERM DEBT - NET OF CURRENT PORTION      485,942         408,361
                                         ------------     ------------
TOTAL LIABILITIES                            812,688         609,157
                                         ------------     ------------
COMMITMENTS AND CONTINGENCIES

            STOCKHOLDERS EQUITY

COMMON STOCK, $.001 par value,
 25,000,00 shares authorized;
 15,108,257 and 11,608,257 shares
 issued and outstanding                       15,108          11,608

COMMON STOCK DISCOUNT                        (55,000)        (55,000)

ADDITIONAL PAID-IN CAPITAL                 5,461,932       4,765,432

COMMON STOCK SUBSCRIBED                      100,000               -

ACCUMULATED DEFICIT                       (3,400,030)     (3,140,336)

ACCUMULATED OTHER COMPREHENSIVE LOSS        (170,119)       (215,864)
                                         ------------     ------------
TOTAL STOCKHOLDERS EQUITY                  1,951,891       1,365,840
                                         ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY                                   $2,764,579      $1,974,997
                                         ============    =============



 The accompanying notes are an integral part of these consolidated financial statements.



                                 - 3 -



                            AVANI INTERNATIONAL GROUP INC.
                                   AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                               1999          1998          1999          1998
                           -----------   -----------   -----------   -----------


REVENUE
  Bottled water and
     supply sales          $   113,214   $   119,023   $   279,618   $223,024
  Cooler and equipment sales       679         2,673         2,111      9,267
  Cooler rentals                 3,891         8,975        14,553     19,321
                           ------------  ------------   -----------  -----------
                               117,784       130,671       296,282    251,612
                           ------------  ------------   -----------  -----------

COST OF GOODS SOLD
  Cost of goods sold
  (excluding depreciation)      68,056        65,331       152,925    150,760
  Depreciation                  22,070        22,610        43,605     43,820
                          -------------  ------------   -----------  -----------
                                90,126        87,941       196,530    194,580
                          -------------  ------------   -----------  -----------

GROSS PROFIT                    27,658        42,730        99,752     57,032
                          -------------  ------------   -----------  -----------

OPERATING EXPENSES
  General and administrative   175,280       231,559       315,872    485,316
  Marketing                      9,314       129,898        25,692    299,097
                          -------------  ------------   -----------  -----------
                               184,594       361,457       341,564    784,413
                          -------------  ------------   -----------  -----------

LOSS FROM OPERATIONS          (156,936)     (318,727)     (241,812)  (727,381)
                          -------------  ------------  -----------  -----------

OTHER INCOME (EXPENSE)
  Other                            835         1,393         1,446      2,790
  Interest income                    -         7,740             -      9,527
  Interest expense             (11,001)       (8,542)      (19,328)   (19,467)
                          -------------  ------------    ---------- -----------
                               (10,166)          591       (17,882)    (7,150)
                          -------------  ------------    ---------  -----------
NET LOSS                  $   (167,102)  $  (318,136)   $(259,694)  $(734,531)
                          =============  ============   =========== ============

BASIC AND DILUTED LOSS
PER COMMON SHARE          $      (0.01)  $     (0.03)   $   (0.02) $    (0.07)
                          =============  ============  =========== ============

WEIGHTED AVERAGE NUMBER
OF SHARES                   12,191,590    11,576,637    11,899,924 11,036,785
                          =============  ============ ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

                                    - 4 -
                            AVANI INTERNATIONAL GROUP INC.
                                   AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS DEFICIT
                            SIX MONTHS ENDED JUNE 30, 1999
                                 (UNAUDITED)



                                                                     Accumulated
              Common Stock     Common  Additional Common    Accu-        Other
         -------------------   Stock   Paid-In    Stock     mulated Comprehen-
            Shares    Amount  Discount  Capital  Subscribed Deficit  sive Loss
         ----------- -------- -------- --------- ---------- ------- ------------
BALANCE,
 DECEMBER 31,
  1998
 (Audited)
         11,608,257 $11,608 $(55,000) $4,765,432 $      - $(3,140,336)$(215,864)

ISSUANCE OF COMMON
  STOCK   3,500,000   3,500        -     696,500        -           -          -

COMMON STOCK
SUBSCRIBED        -       -        -           -  100,000           -          -

NET LOSS          -       -        -           -        -    (259,694)         -

OTHER COMPREHENSIVE
INCOME            -       -        -           -        -           -     45,745

BALANCE,
JUNE 30,
  1999   15,108,257 $15,108 $(55,000) $5,461,932 $100,000 $(3,400,030)$(170,119)
         ========== ======= ========= ========== ======== ============ =========

 The accompanying notes are an integral part of these consolidated financial statements.
                                    - 5 -


                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                               (UNAUDITED)



                                                     1999         1998
                                                  -----------  -----------

OPERATING ACTIVITIES
   Net loss                                        $(259,694)   $(734,531)
   Adjustments to reconcile net loss to net cash
    used in operating activities
       Depreciation and amortization                  67,609       43,820
       Issuance of common stock for professional
        fees                                               -       10,000
       (Increase) decrease in assets
           Accounts receivable                       (25,558)      (1,056)
           Inventory                                  29,018       41,149
           Prepaid expenses                          (50,726)      14,706
           Other assets                               15,204       (2,398)
       Increase (decrease) in liabilities
           Accounts payable and accruals             113,831       31,995
           Unearned income and deposits                2,322      (10,175)
                                                   ----------  ------------
   Net cash used in operating activities            (107,994)    (606,490)

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment      (11,158)     (13,632)
   Investment in trademarks and patents                    -      (28,000)
                                                   ----------  -----------
   Net cash used in investing activities             (11,158)     (41,632)
                                                   ----------  -----------
FINANCING ACTIVITIES
   Proceeds from mortgages payable                    64,853            -
   Payments of mortgages payable                      (5,282)     (44,271)
   Issuance of common shares, net of offering
    costs                                            800,000    1,612,400
   Purchase of common shares                               -     (400,000)
                                                   ----------  -----------

Net cash provided by financing activities            859,571    1,168,129
                                                   ----------  -----------

EFFECT OF EXCHANGE RATES ON CASH                        (671)     (16,632)
                                                   ----------  -----------

NET INCREASE IN CASH                                 739,748      503,375

CASH - BEGINNING OF PERIOD                           103,428      120,492
                                                   ----------  -----------

CASH - END OF PERIOD                               $ 843,176   $  623,867
                                                   ========== ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for:
      Interest                                     $  19,328   $   19,467
                                                   ========== ============

      Income taxes                                 $       -   $        -
                                                   ========== ============


The accompanying notes are an integral part of these consolidated financial statements.

                                   - 6 -



                     AVANI INTERNATIONAL GROUP INC.
                            AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         JUNE 30, 1999 AND 1998


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

The results of operations for the three month and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of operating results for the full year.

NOTE 2 - BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Avani International Group, Inc. (the 'Company') and its subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology
that   includes   disclosure  of  certain  financial information that
historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the six months ended June 30, 1999 and 1998 was $45,745 and $(34,261).

NOTE 4 - COMMON STOCK

In May 1999, the Company raised $700,000 from a private offering through the issuance of 3,500,000 shares of common stock. In connection with this offering, 3,500,000 warrants were issued to purchase common shares at an exercise price of $.20 on or before July 1, 2000, $.25 on or before July 1, 2001 and $.30 on or before July 1, 2002. In June, 1999, through a separate transaction, the Company raised $100,000 from a private offering through the issuance of 500,000 shares of common stock. In connection with this offering, 500,000 warrants were issued to purchase common shares at an exercise price of $0.20 on or before August 12, 2000, $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

NOTE 5 - MAJOR CUSTOMER AND SUPPLIER

In  each period the Company sold a substantial portion of its products to
one  customer.   During the six months ended June 30, 1999, sales to  an
Australian customer aggregated $57,100 and sales to a Japanese customer aggregated $32,544, and during the six months ended June 30, 1998, sales to a Taiwanese customer aggregated $25,560. At June 30, 1999 and 1998, amounts due from these customers included in trade accounts receivable were $89,644 and $25,560.

During the six months ended June 30, 1999 and 1998, the Company purchased approximately 47% and 41% of its materials from one supplier. At June 30, 1999 and 1998 amounts due to those suppliers were $0 and $2,205. If the supplier ceased doing business with the Company, management believes that other sources of materials are available.


                                         - 7 -


                         AVANI INTERNATIONAL GROUP INC.
                                  AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS JUNE 30, 1999 AND 1998

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

The results of operations for the three month and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of operating results for the full year.

NOTE 2 - BASIS OF PRESENTATION
The consolidated condensed financial statements include the accounts of Avani International Group, Inc. (the 'Company') and its subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

NOTE 3 - COMPREHENSIVE INCOME
The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that
includes   disclosure  of  certain financial information   that historically
has not been recognized in the calculation of  net income. Comprehensive income
(loss), representing foreign currency translation adjustments for the six months ended June 30, 1999 and 1998 was $45,745 and $(34,261).

NOTE 4 - COMMON STOCK
In May 1999, the Company raised $700,000 from a private offering through the issuance of 3,500,000 shares of common stock. In connection with this offering, 3,500,000 warrants were issued to purchase common shares at an exercise price of $.20 on or before July 1, 2000, $.25 on or before July 1, 2001 and $.30 on or before July 1, 2002. In June, 1999, through a separate transaction, the Company raised $100,000 from a private offering through the issuance of 500,000 shares of common stock. In connection with this offering, 500,000 warrants were issued to purchase common shares at an exercise price of $0.20 on or before August 12, 2000, $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

NOTE 5 - MAJOR CUSTOMER AND SUPPLIER
In each period the Company sold a substantial portion of its products to one customer. During the six months ended June 30, 1999, sales to an Australian customer aggregated $57,100 and sales to a Japanese customer aggregated $32,544, and during the six months ended June 30, 1998, sales to a Taiwanese customer aggregated $25,560. At June 30, 1999 and 1998, amounts due from these customers included in trade accounts receivable were $89,644 and $25,560.

During the six months ended June 30, 1999 and 1998, the Company purchased approximately 47% and 41% of its materials from one supplier. At June 30, 1999
and 1998 amounts due to those suppliers were $0 and $2,205.   If the supplier
ceased doing business with the Company, management believes that other sources of materials are available.


                                     - 8 -
Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Revenues for the three and six months periods ended June 30, 1999 were $117,784 and $296,282, respectively, compared with revenues of $130,671 and $251,612 for the same periods in 1998. The increase of 17.75% for the six month period in 1999 was due to higher pricing of its PET bottles, initiation of sales to Australian and Japanese distributors, and an increase in local sales of its five gallon bottles. Revenues for the six month period in 1999 consisted of $279,618 in water and supply sales (an increase of 25.38% from $223,024 for the prior period), $2,111 in cooler and equipment sales (a decrease of 77.22% from $9,267 for the prior period) and $14,553 in cooler rentals (a decrease of 24.68% from $19,321 for the prior period). Of the total revenue for the six month period in 1999, $57,100 (or 20.42% of total water sales) represented sales to an Australian distributor and $32,544 (or 11.64% of total water sales) represented sales to a Japanese distributor. Interest income for the period earned on investment of cash totaled $0 for the six month period in 1999 compared with $9,527 for the prior period. The decrease is a result of the reduction of available cash to June 1999.

Cost of sales for the three and six month period in 1999 totaled $90,126 and $196,530, respectively, compared with $87,941 and $194,580 for the same periods in 1998. Cost of goods sold for the six month periods as a percentage of sales decreased by 11% from 77.33% to 66.33% due principally to higher pricing of PET bottles and a reduction of sample promotions. Cost of sales for the six month period in 1999 consisted of $152,925 in bottled water, supplies, coolers and related equipment (an increase of 1.44% from $150,760 for the prior period) and $43,605 in depreciation (a slight decrease from $43,820 for the prior period). Gross profit for the three and six month periods in 1999 was $27,658 and $99,752, respectively, compared with $42,730 and $57,032 for the prior periods. The decrease for the three month period in 1999 was due to the reduction of revenue from water sales and cooler sales and rentals together with the sight increase in cost of goods sold. The increase for the six month period is 1999 was due to the increase in water sales that occurred in the first quarter partially offset by the reduction in cooler rentals and sales, together with improved operating efficiencies.

General and administrative expenses which includes administrative salaries and overhead for the six month period totaled $315,872 which represents a decrease of 34.9% from $485,316 for the prior period. This decrease is due principally to cost reduction measures implemented by the Company in late 1998. Marketing expenses totaled $25,692 for the six month period in 1999 representing a decrease of 91.4% from $299,097 for the prior period. The decrease in marketing expenses is due principally to the reduction of advertising and promotional costs, including one time costs related to the Company's sponsorship of the Los Angeles Marathon and the Vancouver Marathon. Interest expense in connection with the Company's real estate totaled $19,328 for the six month period in 1999 representing a slight decrease from $19,467 for the prior period. Net loss for the three and six month periods in 1999 fiscal period was $167,102 and $259,694, respectively, compared with $318,136 and $734,531 for  the prior periods.

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

To date, the Company has reviewed its  financial accounting software and system and has determined it is fully Year 2000 compliant. The Company has been informed by its suppliers of major pieces of office and manufacturing equipment that such equipment is also Year 2000 compliant. The Company has initiated a review of its relationships with suppliers and vendors to determine if there will be an impact to the Company's operations due to a Year 2000 issue. Although the Company does rely on a sole source supplier, most other items can be obtained from alternative sources if a preferred supplier or vendor is not able to meet the Company's needs. Because this review is not yet completed, the Company has not established a contingency plan for any vendors that may not be Year 2000 compliant. The Company anticipates that using a contingency plan will
require using alternate vendors which may not be operationally efficient.   The
supplier and vendor review is anticipated to be completed by the second half of 1999. Costs to date and future costs of Year 2000 compliance are not significant or anticipated to be significant.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through the private placement of its common stock, and to a lesser extent, through cash flow from operations. During 1998, the Company raised approximately $1,600,000 net of offering costs from the private placement of its common stock. In addition during the period, the Company repurchased 400,000 shares of common stock at $1.00 per share. In the second quarter of 1999, the Company received $800,000 from the private placement of its common stock. As of June 30, 1999, the Company has working capital in the amount of $751,287.
the last month of 1998 and continuing to the first quarter of 1999, the Company has undertaken cost reduction measures in an effort to reduce operating losses. These measures include personnel reductions and the elimination of certain promotional charges. However, despite these measures, the Company is uncertain as to when it will achieve profitable operations.

Property, plant and equipment, net of accumulated depreciation, totaled $1,657,383 on June 30, 1999. Property, plant and equipment, net of accumulated
depreciation,   totaled $1,647,871 on December 31, 1998.

Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10KSB for additional statements concerning operations and future capital requirements.

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
        ------------------
None

Item 2. Changes in Securities.
        ---------------------
None

Item 3. Defaults Upon Senior Securities.
        --------------------------------
None

Item 4. Submission Of Matters To A Vote Of Securityholders.
        ---------------------------------------------------
None

Item 5. Other Information.
        ------------------
The Company entered into a joint venture agreement dated May 5, 1999 with Multimega Technologies SDN. BHD, a Malaysian corporation ("Multimega"). The agreement grants Multimega certain rights to the Company's oxygen enrichment technology subject to the payment of royalties and net revenue allocations.

The Company entered into a Share Subscription Agreement and Warrant Agreement with a third party both dated May 12, 1999, pursuant to which the Company agreed to sell 3,750,000 shares of common stock and 3,750,000 common stock warrants for the sum of $750,000. The stock purchase warrants are exercisable at a price per share of $0.20 on or before August 12, 2000, $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

The Company received $100,000 pursuant to the agreements. The Company entered into a Share Subscription Agreement and Warrant Agreement with a third party both dated May 12, 1999, pursuant to which the Company sold 3,500,000 shares of common stock and 3,500,000 common stock warrants and received the sum of $700,000. The stock purchase warrants are exercisable at a price per share of $0.20 on or before July, 2000, $0.25 on or before July 1, 2001, and $0.30 on or before July 1, 2002.

Item 6. Exhibits.
(a). Furnish the Exhibits required by Item 601 of Regulation SB.

10.(xiii) Joint Venture Agreement dated May 5, 1999 by and between the Avani
 International  Group, Inc. and Multimega Technologies SDN. BHD.

10.(xiv) Share Subscription Agreement dated and effective May 12, 1999 by and between Avani International Group, Inc. and Yip, Kam Chong.

10.(xv) Warrant Agreement dated and effective May 12, 1999 by and between Avani International Group, Inc. and Yip, Kam Chong.

10.(xvi) Share Subscription Agreement dated May 12, 1999 by and between Avani
   International Group, Inc. and Ngai Sou Chang.

10.(xvii) Warrant Agreement dated May 12, 1999 by and between Avani
   International Group, Inc. and Ngai Sou Chang.

10.(xviii) Finder's Fee Agreement dated  June 12, 1999 by and between Avani
   International Group, Inc. and Chin Yen Ong.

10.(xix) Warrant Agreement dated June 12, 1999 by and between Avani
   International Group, Inc. and Chin Yen Ong.

10.(xx) Finder's Fee Agreement dated August 3, 1999 by and between Avani
   International Group, Inc. and Chin Yen Ong.

10.(xxi) Warrant Agreement dated August 12, 1999 by and between Avani
   International Group, Inc. and Chin Yen Ong.

Exhibit 27.1 - Financial Data Schedule
(b) Reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AVANI INTERNATIONAL GROUP, INC.

Date: August 20, 1999          /s/ Dennis Robinson
                              ------------------------
                              Dennis Robinson
                              President and Chief Accounting Officer





                                     - 11 -













EXHIBIT xiii
-------------


                        JOINT VENTURE AGREEMENT

THIS AGREEMENT is made and entered into this 5th day of May, 1999.

BETWEEN:  MULTIMEGA   TECHNOLOGIES  SDN. BHD., a company incorporated under the
          laws of Malaysia and having its principal place of business at D12, Tingkat 1., Plaza Tun Razak 50400, Kuala Lumpur, Malaysia

          (hereinafter called "MTS")

AND: AVANI INTERNATIONAL GROUP INC., a corporation organized under the laws of the State of Nevada and having its business office at Suite 328, 17 Fawcett Road, Coquitlam, British Columbia V3K 6V2 Canada

          (hereinafter called "AIG")

WHEREAS:

a) AIG has certain exclusive technology which dissolves large amounts of oxygen in purified water for application in the bottled water industry;

b) AIG has agreed to grant to MTS the exclusive right and license to produce and sell AIG's proprietary oxygen enriched water products; and AIG has agreed to supply the equipment necessary for MTS to establish a new water bottling production facility in Malaysia, all on the terms and conditions herein set forth,

NOW THEREFORE in consideration of the mutual terms and conditions contained herein, the parties do hereby agree as follows:

1. DEFINITIONS

a) "Equipment" means the proprietary equipment referred to in Exhibit "A" hereto, which Equipment incorporates the Technology; as well as the filtering and bottling equipment referred to in Exhibit "B" hereto; which equipment is necessary to complete a full bottling line to produce the Products;

b) "Names and Marks" means the names, insignias, labels, slogans and other identification, trade marks, service marks and trade names and/or applications that have been used by AIG and that may be used from time to time by AIG in connection with the Technology and the sale and distribution of the Products, including the name "Avani";

c) "Products" means all oxygen enriched water products developed by AIG to date, including all of its bottled water products, and includes all enhancements, derivatives, modifications and replacements thereof, and the Proprietary Rights associated therewith;

d) "Proprietary Rights" means copyrights, rights in and to trade secrets, patents, patent applications and patents pending, trademarks and trade names, proprietary and confidential information and data, and all equivalent rights throughout the world; and

e) "Technology" means all information, data, processes, know-how and concepts now owned or which may in the future be developed and owned by AIG associated with the development, use and manufacture of the Products and the Proprietary Rights.

All references herein to dollar amounts are to United States dollars, unless otherwise stated.

2. GRANT OF LICENSE

2.1 Subject to the terms and conditions set forth in this Agreement, AIG hereby grants to MTS and MTS hereby accepts from AIG the exclusive world wide rights and licenses (the "Licences") to:

a) to have access to and to use for all purposes herein set forth, AIG's documents, records, trade secrets, engineering reports, formulae, studies, data and information comprising or otherwise relating to the Technology, Proprietary Rights and the Products;

b) to undertake manufacturing of the Products;

c) to  undertake research, development and modification of the Products;

d) to sell, market, promote and exploit and the Technology and Products;

e) to  use  the  Proprietary Rights in connection with carrying out the above;

f) to  use the Names and Marks in connection with carrying out the above;

g) to use and exploit the Technology and Products for all uses, purposes and applications, whether known or unknown as of the date of this Agreement;

and

h) to grant or enter into sub-licenses or similar agreements with third parties whereby such third parties may undertake any of the above rights of MTS.

2.2 MTS has the first right of refusal of the exclusive world wide rights and licenses except Canada;

2.3 AIG shall refer all inquiries, pertaining to the licenses to MTS.

2.4 In consideration of the grant of the Licences, MTS hereby agrees to pay to AIG a 2% gross revenue royalty in the manner as set forth in paragraph 6.1 hereof.

2.5 AIG & its subsidiaries have the right to appoint representatives & distributors to market and promote the products worldwide from the existing manufacturing facilities only at Suite 328, 17 Fawcett Road, Coquitlam, B.C. V3K 6V2 Canada.

3. PROVISION OF EQUIPMENT

3.1 AIG agrees to provide to MTS the following goods and services, at or to MTS's designated Malaysian bottling facility:

a) the design and layout of the MTS bottling plant;

b) other Equipment related to the bottling facility to be manufactured in Malaysia;

c) construction of the "clean room";

d) installation and commissioning of the Equipment, including installing an electric power substation and cabling; and

d) Assistance in gaining all necessary government licences and permits pertaining to operation of the Equipment and production of the Product, all at AIG's own cost, to an aggregate out-of-pocket maximum cost to AIG of $700,000.

3.2 The obligation of AIG to provide the Equipment and other services described above is conditional upon AIG raising $700,000 on or before June 30, 1999.

3.2 In consideration of AIG providing the Equipment and other goods and services, MTS hereby agrees to pay to AIG an amount equal to 20% MTS's net profits in the manner as set forth in paragraph 7.1 hereof.

3.3 The Equipment shall be and remain the sole property of AIG, and AIG hereby agrees MTS shall have the exclusive right to use the Equipment, for its intended purpose of producing Product. The parties will be free to determine between themselves how to account for the Equipment on their respective financial statements, in accordance with applicable accounting principles.

4. OBLIGATIONS OF AIG

4.01 AIG hereby represents, warrants and covenants in favour of MTS that:

a) AIG is the inventor and sole owner of the Products, the Technology and the Proprietary Rights;

b) The Technology is proprietary to AIG, and to the knowledge of AIG, no other person has a similar technology;

c) AIG owns or where deemed appropriate has undertaken steps to obtain patents or otherwise protect its interest in the Products, Technology and Proprietary Rights;

d) AIG will continue to undertake research and development to enhance and improve the Products, Technology and Proprietary Rights;

e) AIG will advise and forthwith make available to MTS all enhancements, modifications, derivatives, improvements and replacements to the Products, Technology and Proprietary Rights;

f) AIG will replace all defective Equipment, or parts thereof, in a timely manner and at its own cost, during the term of this Agreement; all with a view of ensuing MTS's production line is allowed to operate on an uninterrupted basis. Normal wear and tear is excluded from his warranty, and MTS will be responsible for the cost of ordinary maintenance of the Equipment; and

g) Subject to the non-disclosure provisions contained herein, AIG will provide to MTS all information pertaining to the Technology and the Proprietary Rights, to be kept in a secured safe accessible only by both parties acting
   jointly.   In the event AIG goes into bankruptcy or receivership such confidential information will be and become the property of MTS for its own use.

5. OBLIGATIONS OF MTS

5.1 MTS will source and secure factory space in Malaysia, be it leased or purchased outright. If purchased outright, MTS will pay for it. If leased, it is the responsibility of MTS to service the lease.

5.2 MTS will be responsible entirely for the marketing costs, overheads, payroll, and all other operating costs associated with the factory. AIG will not be responsible for contributing any further funds or Equipment other than as stated above. MTS will be responsible for financing all loses incurred and costs associated therewith. All of the above capital and operating costs will be absorbed by MTS until such time as the production line utilizing the Equipment is operating on a profitable basis.

5.3 MTS will designate December 31 as its fiscal year end to assist AIG in its year end consolidation.

5.4 MTS will prepare and maintain adequate books, records and accounts of its operations, which shall be audited yearly in accordance with United States Generally Accepted Accounting Standards (U.S. GAAP) by an independent firm of auditors. Such annual audited financial statements converted to U.S. dollars, will be completed and sent to AIG on or before the end of February of each year.

5.5 MTS will provide AIG with quarterly financial statements for quarters ending the last day of March, June and September in a prompt manner.

5.6 MTS will conduct its business in compliance with all applicable laws and regulations in the region and country it is located, and it will obtain all licences necessary to conduct its business.

5.7 MTS will not, at any time, reveal or otherwise disclosed to any person, firm, corporation, association or other entity any of the confidential information or data which MTS may have acquired in connection with receiving, operating, and inspecting the Technology and/or Equipment. This covenant shall survive the termination of this Agreement for any reason other than as contemplated by paragraph 4.1 (g).

5.8 MTS will commence operation of the manufacturing facility on or before June of year 2000.

5.9 MTS agrees to the appointment of two directorships by AIG to the board of MTS.

6. ROYALTY

6.1  The   2%  gross  revenue  royalty  will initially be calculated annually, based on MTS's annual audited financial statements. For purposes hereof, "gross revenues" mean the aggregate cash or kind received by MTS from the sale of its Product. Unless otherwise challenged, the financial statements prepared by the independent auditing firm will be considered definitive. Initially the royalty will be payable within 60 days of preparation of the annual audited financial statements; however, once MTS has completed one profitable year, the royalty will be calculated quarterly on the last day of each of March, June and September of each year, and payable within 60 days of the end of each year. In each year, the determination of annual gross revenues will be calculated by the independent auditors, and any difference in payment of the royalty will be either paid by MTS or offset against the next annual payment made by MTS.

7. PROFIT SHARING

7.1 In consideration of AIG contributing and incurring the costs of contributing the Equipment and ancillary installation services, MTS agrees to pay to AIG an ongoing amount equal to 20% of the net profits realized by MTS from time to time, payable within 90 days of the end of each financial year.
    For purposes hereof "net profits" will be net profits after tax calculated in accordance with U.S. GAAP, as determined by an independent firm of auditors acceptable to both parties.


7.2 It is understood and agreed that AIG shall not be responsible for contributing any amount toward Equipment costs or any other costs of operations of MTS other than the maximum $700,000 referred to in paragraph 3.1 above. The responsibility for all other costs and for covering all loses will be that of MTS alone.

7.3 The sharing is limited to the net profits derived by MTS from the one bottling line established by MTS and AIG using the Equipment contributed by AIG hereunder. In contrast, and for certainty, the 2% gross revenue royalty applies to all revenues generated by MTS from the sale of all Products.

7.4 In the event MTS wishes to establish additional bottling lines or facilities, AIG will have the first right to participate therein, either through reinvestment of its 20% net profit share, or the contribution (at its cost) of additional Equipment; on such terms and conditions as the parties may agree.

8. TERM

8.1 The term of the Licences granted herein shall be for an initial period of 30 years from the date hereof, and shall automatically renew for another 30 years provided that MTS is not otherwise in default hereunder.

9. DEFAULT

9.1 An event of default shall occur if:

a) MTS fails to pay AIG any amount when due, and such failure continues for a period of 30 days following receipt of written notice of such failure by AIG;

b) MTS files for relief or liquidation under the bankruptcy, insolvency or similar laws of its jurisdiction;

c) MTS consents to the appointment of a trustee, custodian, receiver or an officer of similar powers,

d) MTS is subject to the execution of a judgment; and any such event is not cured within 30 days following the occurrence of such event;

e) MTS breaches any term, covenant or condition of this Agreement and such breach is not cured within 30 days following receipt of written notice of such breach by AIG;

f) MTS fails to receive or maintain the necessary permits or licences from any governmental authority within the territory necessary for it to conduct its business within such jurisdiction and such failure continues for 30 consecutive days.

g) In the event of an occurrence of default, AIG, without prejudicing its other rights and remedies, may declare this Agreement terminated and of no force and effect;

9.2 Upon the termination of this Agreement for any reason set forth in paragraph 9.1:

a) all rights of MTS under this Agreement shall cease forthwith and MTS shall cease conducting its business of manufacturing and sale of the Products, shall cease using the Technology and Equipment; and shall return the Equipment to AIG.

b) MTS, within 30 days from the date of termination, will provide AIG with a final accounting statement and shall remit all royalties due and owing to AIG. The accounting statement shall identify the gross sales of the Product from the last statement provided by MTS.

9.3 An event of default shall occur if AIG breaches any term, covenant or condition of this Agreement and such breach is not cured within 30 days following receipt of written notice of such breach by MTS. In the event AIG should default under this Agreement, MTS's obligations to pay royalties and shares of profit will cease until the default is remedied.


10. MODIFICATION AND ENHANCEMENTS

10.1 It is a fundamental term of this Agreement that AIG will not create or design a product and compete, directly or indirectly, with MTS. MTS will be entitled to the rights and licences referred to herein pertaining to all Products now or at any time during the term of this Agreement available to AIG. AIG agrees that all future enhancements, improvements, derivatives, modifications and replacements of the Products, whether based on existing Products, or derived independently which may in any way compete with an existing or future Product, shall be made available to MTS under this Agreement.

10.2 AIG reserves the unfetted right to modify and improve the Products and the Technology, and in the event the Products or the Technology are replaced by a modified or improved product or technology, this Agreement shall be read to include the modified or improved product or technology.

10.3 MTS may also undertake research and development toward modifying and improving the Products and Technology, and in the event the Products of Technology are replaced by a modified or improved product or technology, This Agreement shall be read to include the modified or improved product or technology.

10.4 MTS may request that AIG undertake research and development toward the modification, enhancement or improvement of the Products or Technology in certain manners or to obtain certain end results. MTS will pay AIG's costs in undertaking the same on the basis of previously agreed to budgets.

10.5 All derivations, revisions, enhancements, modifications or improvements made to the Products and Technology, by both AIG and Licensee, shall be and remain the property of AIG, but shall form "Products" or "Technology" hereunder and be subject to the terms of this Agreement.

11. NAMES AND MARKS

11.1 MTS may designate, develop, commission and use various Names and Marks in selling and promoting the Products; and AIG acknowledges that MTS shall retain ownership of all Names and Marks used by it. Any goodwill associated with the Names and Marks shall enure exclusively to the benefit of MTS.

12. NON-DISCLOSURE OF INFORMATION

12.1 MTS hereby acknowledges that the information contained herein and all other information, whether oral or written, otherwise disclosed to MTS by AIG pursuant to this Agreement has been disclosed to MTS in the strictest confidence and accordingly, MTS hereby covenants and agrees that MTS will not otherwise than in accordance with the terms of this Agreement, either during the term of this Agreement, or at any time thereafter anywhere in the world, make use of, for its own use or otherwise, or disclose any information with respect to the Products, the Proprietary Rights, or the business or affairs of AIG that it may obtain from AIG pursuant to this Agreement.

13. WARRANTY

13.1 AIG represents and warrants to MTS that the Products are and will continue to be fit for the purposes of which they are intended, including human consumption; and AIG agrees to indemnify and hold MTS harmless from and against any and all liability which may arise from any breach of this warranty.


14. INDEMNIFICATION

14.1 MTS, its successors, transferees and assigns, jointly and severally, do hereby forever indemnify, covenant to defend and hold harmless AIG, its affiliates, officers, directors, contractors, sub-contractors and successors in interest from any and all claims, losses (consequential or
     otherwise),   demands,  causes  of  action, lawsuits, administrative
     actions, losses and expenses, including reasonable attorneys' fees, of any kind, character of nature, arising from or in any way connected, directly or indirectly, with the business of MTS, including operation of the Equipment, the use of the Technology, or the sale of the Product.

15. INDEPENDENCE

15.1 Neither party shall have the authority to act on behalf or bind the other party.

16. NOTICES

16.1 Any notice or other communication required or permitted hereunder shall be made in writing, and shall be deemed to have been given if placed in the mail, registered and certified, postage prepaid, or if personally delivered, to the addresses stated above.

17. LAW AND ARBITRATION

17.1 This Agreement shall be governed in accordance with the laws of the Province of British Columbia and the laws of Canada then in force and effect.

17.2 In the event of any dispute arising between the parties concerning this Agreement or its enforceability, the same shall be settled by a single, arbitrator pursuant to the provisions of the Commercial Arbitration Act (British Columbia), or any successor legislation then in force.

18. AGREEMENT, MODIFICATION, WAIVER AND HEADINGS

18.1 This Agreement constitutes the entire agreement between the parties hereto pertaining to the subject matter herein and supercedes all prior and contemporaneous agreements, understandings, negotiations and discussions among the parties, written or otherwise. No supplement, modification or waive or termination of this Agreement shall be binding unless executed in writing by the party to be bound thereby.

18.2 All exhibits, schedules and documents referred to in this Agreement are incorporated herein for all purposes. Moreover, the recitals set forth above are likewise incorporated herein for all purposes.

18.3 The terms and provisions herein shall be binding on and inure to the benefit of the parties hereto, and their respective transferees, successors and assigns.

IN WITNESS WHEREOF the parties have caused this Agreement to be effective all as of the date set forth above.


Signed,  Sealed  and Delivered       MULTIMEGA TECHNOLOGIES SDN. BHD
By  MTS  in  the  presence  of:      By  Its  Authorized Signatory:


__________________________           _______________________________
Witness


__________________________
Address


__________________________
Address


_________________________
Occupation

Signed, Sealed and Delivered       AVANI INTERNATIONAL GROUP INC.
By  AIG  in  the  presence  of:    By  Its Authorized Signatory:


__________________________         _______________________________
Witness

__________________________
Address


__________________________
Address

_________________________
Occupation









EXHIBIT "A"





AIG OXYGEN ENRICHMENT EQUIPMENT








AVANI ADVANCED OXYGEN ENRICHEMENT EQUIPMENT

Avani Oxygen Enrichment Equipment is to stimulate the atmospheric conditions  of
rain water.   Ozone and ozone lattices allow the oxidation potential to be multiplied tremendously. The equipment is composed of three processes including electron bond angle shifter, oxygen infusion process and the vortex cyclonic
shifter.   AVIG will continuously work on  R & D to improve the preceding
mentioned processes.   Their functions and  methods of improvement are shown as
follows:

1. ELECTRON BOND ANGLE SHIFTER

This device is an electro magnetic process which neutralizes the water in nano seconds, thereby allowing ozone and ozone lattices to be multiplied tremendously. This in turn, will subsequently create tremendous infusion of oxygen molecules. It is located in the first cabinet.

The functions will be improved by the following:
a. by varying the impact of long chain ozone and the pressure;
b. by varying and alternating the degree of conductivity of the electromagnetic device;
c. by varying the degree of electrical charge to the device;
d. by changing the mathematical formula and by altering the size and shape of the device;
e. by testing combinations of the above.

2.   OXYGEN INFUSION PROCESS

The neutralized highly oxygen enriched water is sucked through the oxygen
infusion process.   This device works through  a vaccum  system at varying
precise pressure and force throughout the process which located in the first cabinet. This process allows the oxygen molecules to be compacted and ready to be introduced to the next Avani process - the Vortex Cyclonic Shifter.


The process can be enhanced by
   a. lengthening and expanding the surface area of contact throughout the device;
   b. altering the precise pressure and force of the device through mathematical calculations;
   c. altering the suction pressure of the water when going through the device;
   d. testing combination of the above.

2. THE VORTEX CYCLONIC SHIFTER

Oxygenated water is puched through this device at 80PSI or more. It is through this device in the second cabinet that intense cyclonic actions are created to enable the systematic freeing of the oxygen molecules, and causing them to bond with the water molecules at precise moments, to achieve the final stablized oxygen enrichment of the water.

The improvement can be done by
     a.   varying the input pressure;
     b.   altering the intensity of the cyclonic actions;
     c.   altering the mathematical calculations of the cyclonic pulses;
     d.   testing combination of the above.

The  equipment  consists  of the  following components and accessories:

The First Cabinet
1 unit of Stainless Steel Cabinet 8' x 4' x 4'contains:
                         (1)  Polarizing Array 8" x 24 1/2"
                         (2)  Air Modules
                         (1)  50' 1/4" Tubing
                         (1)  Pressure Regulator
                         (1)  Flow Meter
                         (1)  30' x 2'' pvc Spiral Tubing

1 unit of Stainless Steel Cabinet 8' x 4' x 4'contains:
                         (1)  Massic Injection (Kynar)
                         (2) 2" PVC Ball Valves
                         (2)  Air Flow meter
                         (1)  Water Flow Meter

The Second Cabinet
1  unit  of Stainless Steel Control Platform 6' x  8' x  2' contains:
                         (1)  Long chain ozone machine consist of 4
                              glass tubes, 4 Electrodes, high voltage
                              transformer (60,000 volts)
                         (6)  Push/pull mushroom buttons
                         (6)  Contactors
                         (6)  Transformers
                         (6)  Relays;

Equipment For Research and Development
The  following is the equipment use to monitor and enhance the functions.

     -    high purity air compressor;
     -    medical grade air dryer;
     -    sub micron filtration equipment for air compressor;
     -    medical grade oxygen connectrator;
     -    oxygen chiller equipment;
     -    ozone generation system;
     -    oxygen diagnostic equipment;
     -    computer control lathe;
     -    tungsten inert gas welder;
     -    high pressure hydraulic press;
     -    hydraulic water pressure testing equipment;
     -    high oxygen saturation digital meter;
     -    TDS meter;
     -    PH meter;
     -    high pressure metal forming machinery.


EXHIBIT "B"

LIST OF OTHER EQUIPMENT CONTRIBUTED BY AIG

30,000 GPD Purified Water Station with Bottling Plant TECHNICAL SPECIFICATIONS


Item 1  Accessories of Raw Water Storage Tank

       Quantity:     One (1)
       Material:     High Density Polyethylene
       Accessories:  (1) 16" manway
                     (1) Outlet nozzle 2" dia.
                     (1) Inlet nozzle 2" dia.
                     (1) Ozonated water return 2" dia.
                     (1) Low and high level switches
                     (1) Set ozone diffusers

Item 2  Twenty Micron Cartridge Filter Housing

        Quantity:    Two (2)
        Material:    -316SS const. housing
      Cartridges:    Qty: 8 nos. 2 1/2"x 10" long
        Material:    -polypropylene construction cartridge
        Rating:      -20 microns
   Accessories:      -(1) 1 1/2" inlet isolation valve
                     -(1) 1 1/2" outlet isolation valve
                     -(1) 1/4" vent valve
                     -(2) Inlet and outlet pressure gauges
Item 3 Ozonator Equipment, totally enclosed self contained ozone generator and oxygen generator in a single epoxy coated aluminum structure.
       Quantity:     One (1)
       Manufacturer: Pacific Ozone or equal.
       Model No.:    G-21
       Capacity:     0.84 Lbs./day
       Dimensions:   45 cm height x 40 m. width x 22.5 cm depth
       Weight:       22 Kgs.
       Accessories:  -(3) 1 1/2" isolation valves.
                     -(1) Ozone venturi type eductor
                     -(1) Lot PVC piping
                     -(1) Ten micron cartridge filter


       Ozone Recirculation Pump
       Quantity:     One (1)
       Manufacturer  Ebara or equal
       Type:  Stainless steel, close coupled centrifugal pump
       Model No.:    CDU series
       Capacity:     20 gpm at 45 psi
       Size:         1" x 1 1/4" x 6-3/16"
       Motor:        2 HP, 415V, 3Ph, 50Hz motor
       Accessories:  (1) 1 1/2" suction valve
                     (1) 1" discharge valve
                     (1) Discharge pressure gauge 0-100 psi
                     (1) Discharge check valve

Item 4   Filter Feed Pumps assembled and mounted on a skid:

       Quantity:     Two (2)
       Manufacturer: Ebara or equal
       Type:         Stainless steel, close coupled centrifugal pump
       Model No.:    CDU series
       Capacity:     30 gpm at 45 psi
       Size:         1" x 1 1/4" x 6-3/16"
       Motor:        3 HP, 415V, 3Ph, 50Hz motor
       Accessories:  (2) 1 1/2" suction valve, PVC const.
                     (2) 1" discharge valve, PVC const.
                     (2) Discharge pressure gauge 0-100 psi, 1/4" lower mounting
                     (2) Discharge check valves

Item 5  Duty-Standby Multimedia Filters

       Quantity :         Two (2)
       Manufacturer:      Aquamatch, Inc.
       Model:             31F1855MM
       Vessels size:      18" x 65"
       Media:             5.5 ft3 of anthracite and silica sand
       Power Supply:      220V, 1Ph, 50Hz
       Pipe size:         2"
       Dimensions:        18" x 18" x 75" (LxWxH)
       Weight:            577 Lbs.
       Accessories:       (1) time controller valve
                          (1) filter lateral


Item 6  Duty-Standby Activated Carbon
       Media Filters Quantity : Two (2)
       Manufacturer:      Aquamatch, Inc.
       Model:             31F24100AC
       Vessels size:      24" x 72"
       Media:             10 ft3 of activated carbon media
                          12 x 40 mesh
       PowerSupply:       220V, 1Ph, 50Hz
       Pipe size:         2"
       Dimensions:        24" x 24" x 81" (LxWxH)
       Weight:            480 Lbs.
       Accessories:       (1) time controller valve
                          (1) filter lateral

Item  7  Duty-Standby by Softener Units
       Quantity :         Two (2)
       Manufacturer:      Aquamatch, Inc.
       Model:             28F18150
       Exchange cap.:     150,000 grains at 15 Lbs./ Ft3
       Vessels Sizes:
        Softener tank:    18" x 65"
        Brine  tank:      24" dia. X 48" high, polyethylene const.
       Resin volume:      5 ft3
       Salt storage:      525 Lbs.
       Power supply:      220V, 1Ph, 50Hz
       Pipe size:         1 1/2"
       Accessories:       (2) Softener control valve
                          (2) Softener laterals
                          (2) Brine valve assembly

Item  8 Ultraviolet Sterilizer Lights
       Quantity :          One (1)
       Manufacturer:       Aquamatch, Inc.
       Model:              UVS-24A
       Flow rate:          24-30 gpm
       Inlet/outlet size:  1" MNPT
       Lamps:              170 watts
       Chamber material    316SS
       Control panel:      Aluminum
       Dimensions:         37" high x 7" dia. X 9.5"
       Power supply:       220V, 1Ph, 50Hz
       Shipping weight:    23 lbs. each.

Item 9 Skid Mounted Reverse Osmosis Unit with second-pass RO, 30,000 GPD second-pass product capacity, Aquamatch model TFZ-33-AG, piped, wired and tubed. Factory assembled on the skid, consisting of the following components:

       Technical Parameters:
       ----------------------
       Quantity:               One (1)
       Model:                  TFZ-33-AK with second pass RO design
       Apprx. size:            240" x 52" x 55"
       Shipping wt.            1,800 Lbs.
       Product water output:   37,296 gpd and 30,000 gpd
       Feedwater type:         Less  than  1,500 ppm 1st pass
                               and  30  ppm 2nd pass
       Recovery:               Up to 75% recovery 1st pass and 85% 2nd pass
       Motor Electrical:       415Volts, 3Ph, 50Hz
       Membrane mftr.:         Osmonics Desal or equal
       Min. inlet pressure:    30 psi
       Max. inlet pressure:    70 psi
       Max. temp.:             40 degrees C
       Max. conc. PH           8.0
       Feedwater flow rate:    34.5 gpm 1st pass/25.9 gpm 2nd pass
       Reject flow rate:       8.6 gpm 1st pass/ 3.9 gpm 2nd pass
       Product flow rate:      25.9 gpm 1st pass/ 22 gpm 2nd pass Connections
       Inlet:                  1 1/2"
       Concentrate:            1/2"
       Product:                1"

Technical Specification of Each Component
-----------------------------------------

Prefilter:    Two   (2)  duty-standby  5  micron sediment polypropylene
----------    construction  (multiple  cartridges), shell constructed in 304
Stainless Steel, top loading housing.

Frame:   This  system is fully skid mounted on heavy duty carbon steel frame,
------   completely sand blasted,  primed,  and enameled  fuse coated for maximum corrosion resistance  and durability.

High Pressure Pump: High pressure multistage centrifugal pump Two (2) in -------------------- series, internal Stainless Steel moving parts. Manufactured by Grundfos Pumps. Heavy duty and corrosion resistant.

Reverse Osmosis Pressure Vessel: Heavy duty Reverse Osmosis pressure vessel -------------------------------- housings are constructed in fiberglass. End cap retainers are constructed of Stainless Steel. The exterior of the pressure vessel is enameled coated white and wrapping with stainless steel materials. Easy membrane removal, inspection, and installation.

TOTAL QUANTITY: 9

Reverse Osmosis Membrane Elements: The Reverse Osmosis membranes used in this ---------------------------------- application will be manufactured by Osmonics Desal. Membranes shall be thin film composite (TFC) spiral wound type and shall be 4" x 40" long and approved by FDA.

TOTAL QUANTITY: 45

Sample Permeate Ports: Sample ports will be installed in each Reverse Osmosis ----------------------- pressure vessel to allow evaluation of the product water quality.

Main Electrical Enclosure:  Totally enclosed NEMA 4, corrosion resistant control
-------------------------   box.

Flow  Meters:  Panel  mounted  product  water  flow meter. Rotary meter type.
-------------

Flow  Meters: Panel mounted reject water flow meter. Rotary meter type.
-------------

Pressure Gauges: Stainless Steel liquid filled pressure gauges mounted on ----------------- main control panel for maximum visibility. A total of 8 pressure gauges will be provided:

- Inlet low pressure
- Delta low pressure between the two prefilter
- Post low pressure gauge
- Inlet high pressure to RO membranes
- Post high pressure after RO membrane
- High Pressure Regulator Valve: Heavy duty Stainless Steel pressure regulator, ------------------------------- constructed in 316 Stainless Steel. This regulator will allow the operator to adjust the back pressure in the Reverse Osmosis membranes.


Product Water Conductivity Monitor: Analogue readout of the total dissolved ----------------------------------- solids for the final product water quality of the Reverse Osmosis system. The sensor used is a compensated probe. A set point can be set so that the Reverse Osmosis plant will shutdown at any desired quality readout. The Reverse Osmosis unit has a 5 minute time delay before shutdown. The monitor is completely panel mounted in the front of the electrical control box.

Inlet Automatic Shut off Valve: This valve will close the inlet feedwater flow -------------------------------- rate to the Reverse Osmosis when shutdown.

Programmable Logic Control (PLC): The equipment features state of the art PLC ---------------------------------- system to accurately monitor and control all the different functions of the Reverse Osmosis plant.

Magnetic Starter: All of the motor in the Reverse Osmosis plant are equipped ------------------ with magnetic motor starters.

Breakers and Relays: All of the breakers and relays in the Reverse Osmosis -------------------- plant feature state of the art Allen Bradley.

Visual Indicator Lights: The following indicator lights are featured standard on ------------------------ our equipment:

 -  Tank filling (yellow)
 -  Tank full (green)
 -  Low water pressure (yellow)
 -  High water pressure (yellow)
 -  High pressure pump overload (yellow)
 -  Alarm on (red)
 -  System in manual operation (green)
 -  System in automation mode (green)
 -  High pressure pump on (green)
 -  Main control switch (MANUAL-OFF-AUTOMATIC)
 -  Emergency shutdown switch

Main Disconnect Switch: This feature will allow the disconnection of the ---------------------- electricity to the complete Reverse Osmosis plant.

Product Water Float Switch: This feature will allow the Reverse Osmosis to stop -------------------------- and start automatically in conjunction with the product water storage tanks.

Low Pressure Piping and Valves: All low pressure piping and valves will be ------------------------------ supplied in rigid PVC schedule 80 and flexible reinforced plastic polyethylene tubing.

High Pressure Piping and Valves: All high pressure piping and valves will be ------------------------------- supplied in Stainless Steel.

Item 10  RO Membrane Cleaning System
         ----------------------------

    Technical Parameters: This feature will allow the operator to conduct a -------------------- complete cleaning of the Reverse Osmosis membranes when the product quality drops of 15% and the output decreases of 15%. The following is a list of what the integrated cleaning system includes:

         Skid mounted
       - Pre-plumbed for easy operation
       - Electrical  control functions on main control electrical panel
       - 5-micron polypropylene cartridges. Housing is constructed of 304 Stainless Steel
       - Polyethylene cleaning tank
       - Stainless steel recirculating pump
       - Built-in filling valve to fill tank with pure water
       - Drain valve to be connected directly to drain system

Item 11 Ozonator Equipment: totally enclosed self contained ozone generator and ------------------ oxygen generator in a single epoxy coated aluminum structure.
        Model:          G-21
        Manufacturer:   Pacific Ozone or equal
        Capacity:       0.84 Lbs./day
        Dimensions:     45 cm height x 40 m. width x 22.5 cm depth
        Weight:         22 Kgs.
        Accessories:    (3) 1 1/2" isolation valves
                        (1) Ozone venturi type eductor
                        (1) Lot PVC piping

Item 12  Accessories of R.O. Water Storage Tank
         Quantity:     Four (4)
         Material:     High Density Polyethylene
         Accessories:  (4) 16" manway
                       (4) Outlet nozzle 2" dia.
                       (4) Inlet nozzle 2" dia.
                       (4) Ozonated water return 2" dia.
                       (4) Low and high level switches
                       (4) Set ozone diffusers


Item 13  Product Water Transfer Pumps:

       Quantity :    Two (2)
       Manufacturer: Ebara or equal
       Type:         Stainless steel, close coupled centrifugal pump
       Model No.:    CDU series
       Capacity:     30 gpm at 50 psi
       Size:         1" x 1 1/4" x 6-3/16"
       Motor:        3 HP, 415V, 3Ph, 50Hz motor
       Accessories:  (2) 1 1/2" suction valve, PVC const.
                     (2) 1" discharge valve, PVC const.
                     (2) Discharge pressure gauge 0-100 psi, 1/4" lower mounting
                     (2) Discharge check valves

Item 14  One Micron Cartridge Filter Housing

           Quantity:  Two (2)
           Material:  -316SS const. housing
              Model:  SST-20
     Rated capacity:  30gpm
         Cartridges:  Qty: 2 nos. 2 1/2"x 10" long
           Material:  -polypropylene construction cartridge
             Rating:  -1 microns
  Inlet/outlet size:  2"
          Dimension:  49" high x 10" dia.
    Shipping weight:  51" each

Item 15   Ultraviolet Sterilizer Light

          Quantity :          One (1)
          Manufacturer:       Aquamatch, Inc.
          Model:              UVS-24A
          Flow rate:          24-30 gpm
          Inlet/outlet size:  1" MNPT
          Lamps:              170 watts
          Chamber material:   316SS
          Control panel:      Aluminum
          Dimensions:         37" high x 7" dia. X 9.5"
          Power supply:       220V, 1Ph, 50Hz
          Shipping weight:    23 lbs. each.

Item 16  Oxygen Enrichment Process

         The equipment is to stimulate the atmospheric conditions of rain
         water.   Ozone and ozone lattices allow the oxidation potential
         to be multiplied tremendously. The equipment is composed of three processes including electron bond angle shifter, oxygen infusion process and the vortex cyclonic shifter. AVIG will continuously work on R & D to improve the preceding mentioned process. Their functions and components are as follows:

         1.   Electron Bond Angle Shifter

              This device is an electro magnetic process which neutralizes the water in nano seconds, thereby allowing ozone and ozone lattices to be multipled tremendously. This in turn, will subsequently create tremendous infusion of oxygen molecules. It is located in the first cabinet.

         2.   Oxygen Infusion Process

              The   naturalized  highly  oxygen enriched  water is  sucked
              through  the  oxygen  infusion process.   This device  works
              through a vaccum system at varying precise pressure and force throughout the process which located in the first cabinet. This process allows the oxygen molecules to be compacted and ready to be introduced to the next process the Vortex Cyclonic shifter

         3.   The Vortex Cyclonic Shifter
              Oxygenated water is puched through this device at 80 PSI or more. It is through this device in the second cabinet that intense cyclonic actions are created to enable the systematic freeing of the oxygen molecules, and causing them to bond with the water molecules at precise moments, to achieve the final stablized oxygen enrichment of the water.

       Equipment:

       The First Cabinet
        1 unit of Stainless Steel Cabinet 8' x 4' x 4' contains:

                         (1)  Polarizing Array 8" x 24 1/2"
                         (2)  Air Modules
                         (1)  50'1/4" Tubing
                         (1)  Pressure Regulator
                         (1)  Flow Meter
                         (1)  30' x 2" PVC Spiral Tubing

       1 unit of Stainless Steel Cabinet 8' x 4' x 4' contains:
                         (1)  Massic Injection (Kynar)
                         (2)  2" PVC Ball Vales
                         (2)  Air Flow Meter
                         (1)  Water Flow Meter

                               The Second Cabinet
       1 unit of Stainless Steel Control Platform 6' x 8' x 2' contains:
                         (1) Long chain ozone machine consist of 4 glass tubes, 4 Electrodes, high voltage transformer (60,000 volts)
                         (6) push/pull mushroom buttons
                         (6) Contractors
                         (6) Transformers
                         (6) Relays;


          PET BOTTLING PLANT:
          The line is capable of washing, filling, capping, labeling and coding bottles with a total water volume of 3600 liters/hour:

          0.5 L bottles at a rate of 7200 bottles per hour
          1.5 L bottles at a rate of 2880 bottles per hour

Item 17 Rinser: Bottle Rinser- (0.5-2 liter bottles). 304 stainless steel -------- construction, 12 pressure rinse sprayers, fully adjustable to operate with the Fill Table.

Item 18 Filler: Gravity Filler Assembly Table- (0.5-2 liter bottles). ------- 304 Stainless steel construction, with ozone and UV resistant poly hoses, connections, microprocessor controlled 12 fill heads, 220 V.

Item 19 Automatic Capper: Fully automatic capper,complete with vibratory ----------------- bowl, adjustable cap chute, three cubic foot hopper, fully adjustable, variable speed controllers, clutch (set of two), double gripper belts, stainless steel gripper belt assembly, NEMA 4 controls and switches, stainless steel frame, and wooden shipping crates 220 V.

Item 20 Automatic Labeler: Labeler- Automatic labeling system. Includes ------------------- stand spooler and conveyor adjustable connections. Labels round bottles up to 2 liter. Quick change over from on size to another, adjustable head, photoelectric products sensor for accurate label placement, easy access control panel 220V.

Item 21  Packaging System:
         -----------------

         Quantity :          One (1)
         Type:               Adjustable case sealer
         Box                 Style regular slotted container
         Bursting test:      125 to 275 lbs. per square inch, single or double
         Tape:               1.5"  to 2" tape leg length and upper mast stops
                             relocated
         Machine:
          Power:                220V, 1ph, 50Hz
          Weight:               321 lbs. (created)
         Operating rate:        Upto 30 cases per minute
         Box drive-belt speed:  75 ft per minute
         Operating condition:   Dry clean environment

Item 22 System Air Compressor: Air Compressor, 5 HP Ingersoll Rand 2340-L5 --------------------- (220 volt, 1 ph, 50 HZ), 60 gallon tank, 15.2
         CFM, 100 PSI. Air pressure regulator regulator/moisture filter Air hose, heavy-duty industrial hose w/ QC fitting 25'.

Item 23 Ozonation System to Ozonate "Rinse" Water: Frame Mount, Ozone generator, ----------------------------------------- oxygen generator, interlock box, 220V/50 Hz with stainless steel repressurization pump skid complete with contractor, motor protector, low tank safety control circuit, SS pump, 220 VAC, 1 ph, 50 Hz.


                     SYSTEM ACCESSORIES OF PET LINE SYSTEM:
                     --------------------------------------

       Coding System-Hot Stamp: Automatic jet ink coder system onto the bottle ------------------------ for up to 120 labels/minute, codes vertically or horizontally, 37-1/8" high characters for date code, mounts on Automatic Labeler 220V. Codes and dates are placed on bottle itself.

       Accumulator Turntable: 60" Dia Turntable to collect the capped and ----------------------- labeled bottles. Adjustable Height. 304 stainless steel construction powered with a variable speed drive.

       High Efficiency Clean Room Air Cleaner: (Clean Room to be built by --------------------------------------- customer) Non electronic extended surface mechanical-type unit. Utilizes a unique filter media where the level of airborne particles must be kept low, emits no ozone, 3 speed blower will handle up to 15,000 ft3 of space, 8 foot cord, 6.5 amps, 120 volts, 50 Hz., 1 phase.

       Unscramble Turntable: 60" Dia Turntable with special half moon plate to --------------------- arrange the empty bottles and feed them to the
       conveyor.   Adjustable Height.  304 Stainless  steel construction powered with a variable speed drive.

       Converyor (s): A total of 85 feet Straight Conveyor length and two 90 -------------- degree Turn Conveyors, to transfer the bottles across the entire bottling process, starting with unscramble turntable and ending with the accumulator turntable. Conveyors are driven by built-in electric motors and pass inside/ under all the bottling equipment. The body of the conveyors will be constructed of 304 stainless steel. The conveyor belt itself will be constructed of CETAL plastic material. Unlike steel, the rotating CETAL conveyor plates will not produce any noise. They are also more resistant to bending and twisting and much less expensive.

Item 24 Motor Starter Main Control Panel: In NEMA 12 Enclosure, motor starter --------------------------------- panel shall consist of magnetic motor starters, relays and accessories required to run each motor.

Item 25 Main Instrumentation & Control Panel: with panel view manmachine- ------------------------------------ interface and Programmable Logic
        Controller (PLC).

Item 26 Laboratory Equipment: to include the following:
        ---------------------
        -Dissolved oxygen meter, model 870
        -PH/conductivity meter
        -Auto-vac release unit (bacteria detect)
        -Isotemp incubator
        -Yeast mold test kit, Chloroform P/A test kit, Test tubes


EXHIBIT xiv
------------

                         SHARE SUBSCRIPTION AGREEMENT


THIS SHARE PURCHASE AGREEMENT is dated and is effective the 12th day of May, 1999.

BETWEEN: AVANI INTERNATIONAL GROUP INC., a Neveda corporation with its business address at Suite 328 - 17 Fawcett Road, Coquitlam,
                                      British Columbia, Canada V3K 6V2

(hereinafter called the "Company")

AND : YIP, KAM CHONG , whose address is No. 26G Jalan Pasar Baru 1, Off Jalan Meru, 41050 Klang Selangor Darul Ehsan, Malaysia.

(hereinafter called "PURCHASER")

WHEREAS the Company is desirous of issuing 3,750,000 Common Shares from the capital stock of the Company, with the attachment of a Warrant for each Share. AND WHEREAS PURCHASER has agreed to purchase and the Company has agreed to sell the Company's shares (the Shares) on the terms and conditions herein set forth:

NOW THEREFORE IT IS AGREED:

1. The Company hereby sells and PURCHASER on behalf of his nominees, hereby buys 3,750,000 of the Shares at a price of US$0.20 per share, for a total sum of US$750,000.

2. - Upon receipt of the total purchase price, the Company will obtain the necessary approval and advise its Transfer Agent to issue the said Shares to PURCHASER and/or his nominees. Total proceeds will be refunded if the approvals are not forthcoming within two weeks of receipt of funds.

     - PURCHASER will remit and deposit the US$750,000 into the designated bank account of the Company, on or before August 12, 1999.

3. The parties hereto agree that any and all taxes which may hereafter be payable on money realized by PURCHASER and/or his nominees, on the sale of any of the Shares, which is in excess of the amount paid by PURCHASER to the Company pursuant to this Agreement, will be the sole responsibility of PURCHASER and/or his nominees, and the Company or its representatives will not be liable for any such taxes.

4. All payments by PURCHASER are irrevocable and are not subject to termination by PURCHASER and/or his nominees.

5. PURCHASER and/or his nominees understand that he/they is/are purchasing the Shares without being furnished any offering literature or prospectus.

6. PURCHASER and/or his nominees agree to indemnify and hold harmless the Company and its directors and officers from any and against any and all loss, damage or liability due to or arising out of any breach of any representation or warranty of the undersigned contained in this Share Subscription Agreement.

7. PURCHASER and/or his nominees agree that he/they will not cancel, terminate, or revoke this Share Subscription Agreement, and that this Share Subscription Agreement shall survive the death or disability of the undersigned.

8. A Warrant will be attached to each Share purchased; details and conditions of the issuance of such Warrants are contained in the Warrant Agreement dated May 12, 1999.

9. As a condition of the purchase of such Shares from the Company, PURCHASER, has the right to appoint a representative to the board of directors of the Company.

10. This Agreement constitutes the entire agreement between the parties hereto relating to the subject matter hereof and supersedes all prior and contemporaneous agreements, understanding, negotiations and discussions, whether oral or written, of the parties and their representatives, and there are no general or specific warranties, representations, or other agreements by or among the parties in connection with the entering into of this Agreement or the subject matter hereof except as specifically set forth herein.

11. This Agreement has been translated in its entirely to PURCHASER, and PURCHASER by signing this Agreement, acknowledges that this to be so.


IN WITNESS WHEREOF this Agreement has been executed as of the day, month and year first above written.

Signed, Sealed and Delivered
By PURCHASER in the presence of:

_____________________________          _____________________________
Witness                                   YIP, KAM CHONG
_____________________________
Address

Signed, Sealed and Delivered
By AVANI INTERNATIONAL GROUP INC.         AVANI INTERNATIONAL GROUP INC.
in the presence of:

_____________________________         _____________________________
Witness                                   Authorized Signatory
_____________________________
Address





EXHIBIT xv
-----------

                             WARRANT AGREEMENT
THIS WARRANT AGREEMENT is dated and is effective the 12th day of May, 1999.

BETWEEN : AVANI INTERNATIONAL GROUP INC., a Neveda corporation with its business address at Suite 328 - 17 Fawcett Road, Coquitlam,
                                       British Columbia,  Canada V3K 6V2

(hereinafter called the "Company")


AND : YIP, KAM CHONG, whose address is No. 26G Jalan Pasar Baru 1, Off Jalan Meru, 41050 Klang Selangor Darul Ehsan, Malaysia.

(hereinafter called "PURCHASER")


WHEREAS PURCHASER and/or his nominees, will purchase 3,750,000 common shares of the Company, on or before August 12, 1999.

AND WHEREAS the Company is desirous of issuing 3,750,000 Warrants to Purchaser and/or her nominees, to be attached to such common shares, on the terms and conditions herein set forth:

NOW THEREFORE IT IS AGREED:

11. The Company grants to Purchaser and/or his nominees, the irrevocable right to purchase from time to time up a total of 3,750,000 Warrants; such Warrants to be converted to 3,750,000 fully paid and non assessable common shares of the Company.

12. The warrants shall be exercisable by Purchaser in whole or in part at any time on or before three years from the date hereof at an exercise price of $0.20 on or before August 12, 2000, $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

13. Purchaser shall, no later than the close of business on the third business day before the expiry date of August 12, 2002, give written notice to the Company of his intention to exercise the Warrants in whole or in part, such notice to be accompanied by payment. When such payment is received, the Company covenants and agrees to issue and deliver to Purchaser and/or his nominees, share certificates registered in the name of Purchaser and/or his nominees. This Warrant Agreement is assignable in part or in whole.

14. This Agreement shall enure to the benefit of and be binding upon the parties hereto and upon the successors or assigns of the Company and the executors, administrators, and legal representatives of Purchaser.

15. This Agreement shall be governed, construed and enforced according to the laws of the State of Nevada.

IN WITNESS WHEREOF this Agreement has been executed as of the day, month and year first above written.

Signed, Sealed and Delivered By PURCHASER in the presence of:

_____________________________            _____________________________
Witness                                  YIP, KAM CHONG
_____________________________
Address

Signed, Sealed and Delivered
By AVANI INTERNATIONAL GROUP INC.        AVANI INTERNATIONAL GROUP INC.
in the presence of:

_____________________________            _____________________________
Witness                                  Authorized Signatory

_____________________________
Address


EXHIBIT xvi
------------

                               WARRANT AGREEMENT

THIS WARRANT AGREEMENT is dated and is effective the 12th day of May, 1999.

BETWEEN : AVANI INTERNATIONAL GROUP INC., a Nevada corporation with its business address at Suite 328 - 17 Fawcett Road,
          Coquitlam, British  Columbia, Canada V3K 6V2

(hereinafter called the "Company")


AND :     NGAI SOU CHANG, whose address is 12/28 Claude Street,
          Chatswood, New South Wales 2067, Australia.

(hereinafter called "PURCHASER")

WHEREAS PURCHASER and/or her nominees, will purchase 3,500,000 common shares of the Company, on or before June 20, 1999.

AND

WHEREAS the Company is desirous of issuing 3,500,000 Warrants to Purchaser and/or her nominees, to be attached to such common shares, on the terms and conditions herein set forth:

NOW THEREFORE IT IS AGREED:

1. The Company grants to Purchaser and/or her nominees, the irrevocable right to purchase from time to time up a total of 3,500,000 Warrants; such Warrants to be converted to 3,500,000 fully paid and non assessable common shares of the Company.

2. The warrants shall be exercisable by Purchaser in whole or in part at any time on or before three years from the date hereof at an exercise price of $0.20 on or before July 1, 2000, $0.25 on or before July 1, 2001, and $0.30 on or before July 1, 2002.

3. Purchaser shall, no later than the close of business on the third business day before the expiry date of July 1, 2002, give written notice to the Company of her intention to exercise the Warrants in whole or in part, such notice to be accompanied by payment. When such payment is received, the Company covenants and agrees to issue and deliver to Purchaser and/or her nominees, share certificates registered in the name of Purchaser and/or her nominees. This Warrant Agreement is assignable in part or in whole.

4. This Agreement shall enure to the benefit of and be binding upon the parties hereto and upon the successors or assigns of the Company and the executors, administrators, and legal representatives of Purchaser.

5. This Agreement shall be governed, construed and enforced according to the laws of the State of Nevada.

IN WITNESS WHEREOF this Agreement has been executed as of the day, month and year first above written.

Signed, Sealed and Delivered
By PURCHASER in the presence of:

_____________________________         _____________________________
Witness                                NGAI SOU CHANG
_____________________________
Address

Signed, Sealed and Delivered
By AVANI INTERNATIONAL GROUP INC.      AVANI INTERNATIONAL GROUP INC.
in the presence of:

_____________________________          _____________________________
Witness                                Authorized Signatory

_____________________________
Address



Exhibit   xvii
----------------

                           WARRANT AGREEMENT

THIS WARRANT AGREEMENT is dated and is effective the 12th day of May, 1999.

BETWEEN: AVANI INTERNATIONAL GROUP INC., a Nevada  corporation with its business address at  Suite 328 - 17 Fawcett Road, Coquitlam, British Columbia,
                     Canada V3K 6V2
         (hereinafter called the "Company")

AND: NGAI SOU CHANG, whose address is 12/28 Claude Street, Chatswood,
      New South Wales 2067, Australia.
      (hereinafter called "PURCHASER")

WHEREAS PURCHASER and/or her nominees, will purchase
3,500,000 common shares of the Company, on or before June 20, 1999.

AND WHEREAS the Company is desirous of issuing 3,500,000 Warrants to Purchaser and/or her nominees, to be attached to such common shares, on the terms and conditions herein set forth:

NOW THEREFORE IT IS AGREED:

1. The Company grants to Purchaser and/or her nominees, the irrevocable right to purchase from time to time up a total of 3,500,000 Warrants; such Warrants to be converted to 3,500,000 fully paid and non assessable common shares of the Company.

2. The warrants shall be exercisable by Purchaser in whole or in part at any time on or before three years from the date hereof at an exercise price of $0.20 on or before July 1, 2000, $0.25 on or before July 1, 2001, and $0.30 on or before July 1, 2002.

3. Purchaser shall, no later than the close of business on the third business day before the expiry date of July 1, 2002, give written notice to the Company of her intention to exercise the Warrants in whole or in part, such notice to be accompanied by payment. When such payment is received, the Company covenants and agrees to issue and deliver to Purchaser and/or her nominees, share certificates registered in the name of Purchaser and/or her nominees. This Warrant Agreement is assignable in part or in whole.

4. This Agreement shall enure to the benefit of and be binding upon the parties hereto and upon the successors or assigns of the Company and the executors, administrators, and legal representatives of Purchaser.

5. This Agreement shall be governed, construed and enforced according to the laws of the State of Nevada.

IN WITNESS WHEREOF this Agreement has been executed as of the day, month and year first above written.

Signed, Sealed and Delivered

By PURCHASER in the presence of:

_____________________________             _____________________________
Witness                                      NGAI SOU CHANG
_____________________________
Address

Signed, Sealed and Delivered
By AVANI INTERNATIONAL GROUP INC.        AVANI INTERNATIONAL GROUP INC.
 in the presence of:
_____________________________          _____________________________
Witness                                Authorized Signatory
_____________________________
Address



Exhibit xviii
-------------


                        FINDER'S FEE AGREEMENT


This Finder's Fee Agreement is entered into this 12th day of June, 1999.


BETWEEN: AVANI INTERNATIONAL GROUP, INC. with its business address at Suite 328 - 17 Fawcett Road, Coquitlam, B.C. Canada V3K 6V2 (the "Company")

                                           OF THE FIRST PART

AND: CHIN YEN ONG, with his address at 106 Taman Sri Selayang, 68100 Batu Caves, Selangor, Malaysia.
           (the "Finder")

                                          OF THE SECOND PART

WHEREAS:

A. Company has entered into a Share Subscription Agreement dated May 12, 1999, with NGAI SOU CHANG of Malaysia for the purchase of 3,500,000 private placement shares (one year hold) of Company, at a price of US$0.2 per share.

B. Finder was instrumental in arranging the private placement and as consideration therefore, Company desires to pay Finder a finder's fee as hereinafter set forth;

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and mutual covenants and agreements herein contained the parties hereto agree as follows:

1. Finder shall be paid a finder's fee equal to 10% of the capital received by Company, payable in common shares of Company with a one year hold period, valued at US$0.20 per share.

     For purposes of this agreement, 350,000 common shares will be issued to Finder. In addition, for each common share received by Finder as a finder's fee, Finder will be entitled to receive a share purchase warrant for a like amount of shares (i.e., 350,000 share warrants).

     The terms of this warrant will be three years from the date of funding received.

     The exercise per share will be $0.20 for the first year, $0.25 for the second year, and $0.30 for the third year.

2. Payment of finder's fee and the warrant will be made not later than thirty (30) days from Company's receipt of the funds.

3. Finder covenants and agrees that at all times from and after the date of this Agreement, he/she will not reveal or otherwise disclose, at anytime,to any competitor of Company or any other person, firm, corporation, association or other entity, any of the confidential information or data regarding Company which Finder may have acquired in connection with the services rendered herein. In addition, Finder covenants and agrees that, he/she will not use any confidential information and material for his/her own benefit.

4. Any notice to be given under this Agreement shall be in writing and shall be delivered personally or mailed by registered mail and addressed to the parties at their addresses as given on the first page of this Agreement or at such other address as may from time to time be notified in writing by any of the parties. Any such notice shall be deemed to have been given of delivered by hand on the day delivered, and if mailed, ten (10) business days following the day of posting.

5. This Agreement may not be assigned by either party hereto except with the prior written consent of the other party hereto.

6. This Agreement will be construed under and governed by the laws of the State of Nevada.

7. This Agreement represents the entire agreement between the parties and supersedes any and all prior agreements and understandings, whether written or oral, between the parties.

8. This Agreement shall be binding upon and shall enure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and permitted assigns.


IN WITNESS WHEREOF the parties hereto have duly executed this Agreement as of the day and year first above written.

Signed, Sealed and Delivered
by  Company  in  the presence of:          AVANI INTERNATIONAL GROUP, INC.

_________________________                ___________________________________
Witness                                   Authorized Signatory
_________________________
Address
_________________________
Address



Signed, Sealed and Delivered by Finder in the presence of:

_________________________               ___________________________________
Witness                                  Finder: CHIN YEN ONG
_________________________
Address

_________________________
Address



EXHIBIT xix
------------


                                  WARRANT AGREEMENT

THIS WARRANT AGREEMENT is dated and is effective the 12th day of June, 1999. BETWEEN : AVANI INTERNATIONAL GROUP INC., a Nevada corporation with its business address at Suite 328 - 17 Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2

(hereinafter called the "Company")


AND : CHIN YEN ONG, whose address is 106 Taman Sri Selayang, 68100 Batu Caves, Selangor, Malaysia.

(hereinafter called "PURCHASER")


WHEREAS PURCHASER and/or his nominees, will receive 350,000 common shares of the Company as Finder's Fee.

AND WHEREAS the Company is desirous of issuing 350,000 Warrants to Purchaser and/or his nominees, to be attached to such common shares, on the terms and conditions herein set forth:

NOW THEREFORE IT IS AGREED:

6. The Company grants to Purchaser and/or his nominees, the irrevocable right to purchase from time to time up a total of 350,000 Warrants; such Warrants to be converted to 350,000 fully paid and non assessable common shares of the Company.

7. The warrants shall be exercisable by Purchaser in whole or in part at any time on or before three years from the date hereof at an exercise price of $0.20 on or before June 12, 2000, $0.25 on or before June 12, 2001, and $0.30 on or before June 12, 2002.

8. Purchaser shall, no later than the close of business on the third business day before the expiry date of June 12, 2002, give written notice to the Company of his intention to exercise the Warrants in whole or in part, such notice to be accompanied by payment. When such payment is received, the Company covenants and agrees to issue and deliver to Purchaser and/or his nominees, share certificates registered in the name of Purchaser and/or his nominees. This Warrant Agreement is assignable in part or in whole.

9. This Agreement shall enure to the benefit of and be binding upon the parties hereto and upon the successors or assigns of the Company and the executors, administrators, and legal representatives of Purchaser.

10. This Agreement shall be governed, construed and enforced according to the laws of the State of Nevada.

IN WITNESS WHEREOF this Agreement has been executed as of the day, month and year first above written.

Signed, Sealed and Delivered
By PURCHASER in the presence of:

_____________________________           _____________________________
Witness                                  CHIN YEN ONG

_____________________________
Address

Signed, Sealed and Delivered
By AVANI INTERNATIONAL GROUP INC.       AVANI INTERNATIONAL GROUP INC.
in the presence of:

_____________________________         _____________________________
Witness                                 Authorized Signatory
_____________________________
Address


EXHIBIT xx
-----------

                          FINDER'S FEE AGREEMENT
This Finder's Fee Agreement is entered into this 3rd day of August, 1999.

BETWEEN:   AVANI INTERNATIONAL GROUP, INC.
           with its business address at      Suite 328 - 17 Fawcett Road,
           Coquitlam, B.C.   Canada V3K 6V2
          (the "Company")


                              OF THE FIRST PART
AND: CHIN YEN ONG, with his address at 106 Taman Sri Selayang, 68100 Batu Caves, Selangor, Malaysia.
           (the "Finder")

                              OF THE SECOND PART

WHEREAS:

A. Company has entered into a Share Subscription Agreement dated May 12, 1999, with YIP KAM CHONG of Malaysia for the purchase of 3,750,000 private placement shares (one year hold) of Company, at a price of US$0.2 per share.

B. Finder was instrumental in arranging the private placement and as consideration therefore, Company desires to pay Finder a finder's fee as hereinafter set forth;

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and mutual covenants and agreements herein contained the parties hereto agree as follows:

1. Finder shall be paid a finder's fee equal to 10% of the capital received by Company, payable in common shares of Company with a one year hold period, valued at US$0.20 per share.

For purposes of this agreement, 375,000 common shares will be issued to Finder. In addition, for each common share received by Finder as a finder's fee, Finder will be entitled to receive a share purchase warrant for a like amount of shares (i.e., 375,000 share warrants). The terms of this warrant will be three years from the date of funding received.

The exercise per share will be $0.20 for the first year, $0.25 for the second year, and $0.30 for the third year.

2.   Payment of finder's fee and the warrant will be made not later than thirty
(30) days from Company's receipt of the funds.

3. Finder covenants and agrees that at all times from and after the date of this Agreement, he/she will not reveal or otherwise disclose, at anytime, to any competitor of Company or any other person, firm, corporation, association or other entity, any of the confidential information or data regarding Company which Finder may have acquired in connection with the services rendered herein. In addition, Finder covenants and agrees that, he/she will not use any confidential information and material for his/her own benefit.

4. Any notice to be given under this Agreement shall be in writing and shall be delivered personally or mailed by registered mail and addressed to the parties at their addresses as given on the first page of this Agreement or at such other address as may from time to time be notified in writing by any of the parties. Any such notice shall be deemed to have been given of delivered by hand on the day delivered, and if mailed, ten (10) business days following the day of posting.

5. This Agreement may not be assigned by either party hereto except with the prior written consent of the other party hereto.

6. This Agreement will be construed under and governed by the laws of the State of Nevada.

7. This Agreement represents the entire agreement between the parties and supersedes any and all prior agreements and understandings, whether written or oral, between the parties.

8. This Agreement shall be binding upon and shall enure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and permitted assigns.

IN WITNESS WHEREOF the parties hereto have duly executed this Agreement as of the day and year first above written.

Signed, Sealed and Delivered
by  Company  in  the presence of:          AVANI INTERNATIONAL GROUP, INC.

_________________________                  ___________________________________
Witness                                    Authorized Signatory
 _________________________
Address
_________________________
Address
Signed, Sealed and Delivered
by Finder in the presence of:
_________________________                 ___________________________________
Witness                                   Finder: CHIN YEN ONG
 _________________________
Address
_________________________
Address



Exhibit xxi
-----------

                              WARRANT AGREEMENT

THIS WARRANT AGREEMENT is dated and is effective the 12th day of August, 1999.

BETWEEN : AVANI INTERNATIONAL GROUP INC., a Nevada corporation with its business address at Suite 328 - 17 Fawcett Road,
                              Coquitlam, British Columbia,  Canada V3K 6V2

(hereinafter called the "Company")

AND :     CHIN YEN ONG, whose address is 106 Taman Sri Selayang, 68100
      Batu Caves, Selangor, Malaysia.

(hereinafter called "PURCHASER")

 WHEREAS PURCHASER and/or his nominees, will receive 375,000 common shares of the Company as Finder's Fee.

AND WHEREAS the Company is desirous of issuing 375,000 Warrants to Purchaser and/or his nominees, to be attached to such common shares, on the terms and conditions herein set forth:

NOW THEREFORE IT IS AGREED:

1. The Company grants to Purchaser and/or his nominees, the irrevocable right to purchase from time to time up a total of 375,000 Warrants; such Warrants to be converted to 375,000 fully paid and non assessable common shares of the Company.

2. The warrants shall be exercisable by Purchaser in whole or in part at any time on or before three years from the date hereof at an exercise price of $0.20 on or before August 12, 2000, $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

3. Purchaser shall, no later than the close of business on the third business day before the expiry date of August 12, 2002, give written notice to the Company of his intention to exercise the Warrants in whole or in part, such notice to be accompanied by payment. When such payment is received, the Company covenants and agrees to issue and deliver to Purchaser and/or his nominees, share certificates registered in the name of Purchaser and/or his nominees. This Warrant Agreement is assignable in part or in whole.

4. This Agreement shall enure to the benefit of and be binding upon the parties hereto and upon the successors or assigns of the Company and the executors, administrators, and legal representatives of Purchaser.

5. This Agreement shall be governed, construed and enforced according to the laws of the State of Nevada.

IN WITNESS WHEREOF this Agreement has been executed as of the day, month and year first above written.

Signed, Sealed and Delivered

By PURCHASER in the presence of:
_____________________________       _____________________________
Witness                             CHIN YEN ONG
_____________________________
Address

Signed, Sealed and Delivered
By AVANI INTERNATIONAL GROUP INC.  AVANI INTERNATIONAL GROUP INC.
 in the presence of:
_____________________________      _____________________________
Witness                            Authorized Signatory
_____________________________
Address





                                SCHEDULE 27.1
                          FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 2nd QUARTER 10-Q


Multiplier  1,000


PERIOD TYPE                              6 MONTHS
FISCAL YEAR END                          DEC-31-1999
PERIOD END                               JUN-30-1999
CASH                                     843
SECURITIES                               0
RECEIVABLES                              109
ALLOWANCES                               0
INVENTORY                                86
CURRENT-ASSETS                           1,078
PP&E                                     2,056
DEPRECIATION                             399
TOTAL ASSETS                             2,765
CURRENT-LIABILITIES                      327
BONDS                                    0
COMMON                                   15
PREFERRED-MANDATORY                      0
PREFERRED                                0
OTHER-SE                                 1,937
TOTAL-LIABILITIES-AND-EQUITY             2,765
SALES                                    296
TOTAL-REVENUES                           296
CGS                                      197
TOTAL-COST                               538
OTHER-EXPENSES                           (1)
LOSS-PROVISON                            0
INTEREST-EXPENSE                         19
INCOME-PRETAX                            (260)
INCOME-TAX                               0
INCOME-CONTINUING                        (260)
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                               (260)
EPS-PRIMARY                              (.02)
EPS-DILUTED                              (.02)