Form 10QSB
period 1999-09-30
AVANI INTERNATIONAL GROUP INC //
filed 1999-11-12
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D. C. 20549


                                  FORM 10-QSB
                                  -----------
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                          AVANI INTERNATIONAL GROUP INC.
                          ------------------------------
                  (Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866
----------------                                ----------
(State of                                      (I.R.S. Employer
 Incorporation)                                 I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)         V3K 6V2
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number 604-525-2386.
                          -------------
Securities registered under Section 12 (b) of the Act:

         Title of each class         Name of exchange on which
         to be registered            each class is to be registered

            None                              None


Securities registered under Section 12(g) of the Act:

                             Common Stock
                           ----------------
                           (Title of Class)

Check whether issuer(1)filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes: X  No:
(2). Yes: X  No:
The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of June 30, 1999 was 20,233,257.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X



                                     INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                        Page No.


Consolidated Condensed Balance Sheet as of
September 30, 1999 (unaudited) and
December 31, 1998 (audited).                                             3
Consolidated Condensed Statement of Operations for the Three
Months and Nine Months Ended September 30, 1999 and 1998 (unaudited). 4 Consolidated Condensed Statement of Stockholders Equity
for the Nine Months Ended September 30, 1999 and 1998 (unaudited).       5
Consolidated Condensed Statement of Cash Flows the Nine Months
Ended September 30, 1999 and 1998 (unaudited).                           6
Notes to Financial Statements.                                           7

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition.                                      9

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                               11
Item 2. Change in Securities.                                            11
Item 3. Defaults Upon Senior Securities.                                 11
Item 4. Submission Of Matters To A Vote of Securityholders.              11
Item 5. Other Information.                                               11
Item 6. Exhibits and Reports on Form 8-K.                                11
Signatures                                                               12


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
        --------------------

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS



                                             September 30,  December 31,
                                                  1999          1998
                                            --------------  -------------
ASSETS                                       (Unaudited)      (Audited)


CURRENT ASSETS
Cash                                           $1,426,318   $  103,428
Accounts receivable                                97,594       79,397
Goods and services tax receivable                  19,783       44,280
Inventory                                          96,006       33,123
Prepaid expenses                                   22,828       38,650
                                               -----------  -----------

TOTAL CURRENT ASSETS                            1,662,529      298,878
                                               -----------  -----------

PROPERTY, PLANT AND EQUIPMENT - Net             1,637,354    1,647,871
                                               -----------  -----------
OTHER ASSETS
Security deposits                                  10,616       10,217
Trademarks                                         18,674       18,031
                                               -----------  -----------
                                                   29,290       28,248
                                               -----------  -----------

TOTAL ASSETS                                   $3,329,173   $1,974,997
                                               ===========  ===========

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Current portion of long-term debt              $    7,691   $    6,869
Accounts payable and accruals                     122,362       77,446
Wages and benefits payable                         21,144       14,453
Unearned income                                    29,623       16,127
Bottle and cooler deposits                         99,558       85,901
                                               -----------  -----------
TOTAL CURRENT LIABILITIES                         280,378      200,796

LONG-TERM DEBT - Net of current portion           490,313      408,361
                                               -----------  -----------

TOTAL LIABILITIES                                 770,691      609,157
                                               -----------  -----------

COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS EQUITY

COMMON STOCK - $.001 par value, 25,000,000
shares authorized; 20,233,257 and 11,608,257
shares issued and outstanding                      20,233       11,608

COMMON STOCK DISCOUNT                             (55,000)     (55,000)

ADDITIONAL PAID-IN CAPITAL                      6,336,804    4,765,432

ACCUMULATED DEFICIT                            (3,556,149)  (3,140,336)

ACCUMULATED OTHER COMPREHENSIVE LOSS             (187,406)    (215,864)
                                              ------------  -----------

TOTAL STOCKHOLDERS EQUITY                       2,558,482    1,365,840

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $3,329,173   $1,974,997
                                              ============  ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                    AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                              Three Months Ended              Nine Months Ended
                                 September 30,                  September  30,
                             -------------------------   -----------------------
                                   1999         1998           1999       1998
                               -----------   ----------  ----------- -----------
                               (Unaudited)   (Unaudited) (Unaudited) (Unaudited)

REVENUE
Bottled water and supply
sales                          $   177,127   $  161,144  $   456,745 $  384,168
Cooler and equipment sales           2,228          419        4,339      9,686
Cooler rentals                       3,795        9,718       18,348     29,039
                               ------------  -----------  -----------  ---------
                                   183,150      171,281      479,432    422,893
                               ------------  -----------  -----------  ---------


COST OF GOODS SOLD
Cost of goods sold
(excluding Depreciation)            80,461      102,537      233,386    253,297
Depreciation                        25,083       21,731       68,688     65,551
                               ------------  -----------  -----------  ---------
                                   105,544      124,268      302,074    318,848
                               ------------  -----------  -----------  ---------

GROSS PROFIT                        77,606       47,013      177,358    104,045
                               ------------  -----------  -----------  ---------

OPERATING EXPENSES
General and administrative         234,414      185,454      550,286    670,771
Marketing                            6,495       93,547       32,187    392,644
                               ------------  -----------  -----------  ---------
                                   240,909      279,001      582,473  1,063,415


LOSS FROM OPERATIONS              (163,303)    (231,988)    (405,115)  (959,370)
                               ------------  -----------  -----------  ---------


OTHER INCOME (EXPENSE)
Other                               11,046        1,435       12,492      4,224
Interest income                      1,972        4,294        1,972     13,822
Interest expense                    (5,834)     (10,714)     (25,162)   (30,180)
                               ------------  -----------  -----------  ---------
                                     7,184       (4,985)     (10,698)   (12,134)
                               ------------  -----------  -----------  ---------

NET LOSS                       $  (156,119)  $ (236,973)  $ (415,813) $(971,504)
                               ============  ===========  =========== ==========

BASIC AND DILUTED LOSS PER
   COMMON SHARE                $     (0.01)  $    (0.02)  $    (0.03) $   (0.09)
                               ============  ===========  =========== ==========

WEIGHTED AVERAGE NUMBER
   OF SHARES                    17,670,757    11,604,242   14,212,424 11,255,937
                               ============ ============  =========== ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)









                                                                    Accumulated
                Common Stock       Common   Additional             Other Compre-
              -------------------- Stock     Paid-In    Accumulated   ehensive
                Shares     Amount  Discount   Capital    Deficit      Loss
              ---------- -------- --------- --------- ------------ -------------

BALANCE,
 DECEMBER 31,
1998 (Audited) 11,608,257 $11,608 $(55,000) $4,765,432 $(3,140,336) $(215,864)

ISSUANCE OF
COMMON STOCK      8,625,000   8,625        -   1,571,375           -          -

NET LOSS                  -       -        -           -    (415,813)         -

OTHER COMPREHENSIVE
INCOME                    -       -        -           -           -     28,458
                ------------ ------- -------- ----------- ----------- ----------

BALANCE,
SEPTEMBER 30,
 1999            20,233,257 $20,233 $(55,000) $6,336,804 $(3,556,149) $(187,406)
                =========== ======= ========= ========== ============ ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)





                                                    1999      1998
                                              -----------  -----------
                                              (Unaudited)  (Unaudited)

OPERATING ACTIVITIES
Net loss                                      $ (415,813)  $ (971,504)
Adjustments to reconcile net loss to net
cash used in operating activities
Issuance of common stock for professional fees   130,000       10,000
Depreciation                                     101,232       65,551
(Increase) decrease in assets                                       -
Accounts receivable                               11,240      (95,689)
Inventory                                        (59,960)      27,600
Prepaid expenses                                  16,321       15,492
Other assets                                           -       (2,349)
Increase (decrease) in liabilities
Accounts payable                                  47,311      (17,525)
Unearned income and deposits                      21,890       13,057
                                              -----------  -----------

Net cash used in operating activities           (147,779)    (955,367)
                                              -----------  -----------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment (16,274) (23,300) Investment in trademarks and patents
                                                       -      (28,000)
                                              -----------  -----------
Net cash used in investing activities            (16,274)     (51,300)
                                              -----------  -----------
FINANCING ACTIVITIES
Proceeds from mortgages payable                   61,415            -
Payments of mortgages payable                          -      (65,088)
Issuance of common shares, net of
offering costs                                 1,450,000    1,616,670
Purchase of common shares                              -     (400,000)
                                              -----------  -----------

Net cash provided by  financing activities     1,511,415    1,151,582
                                              -----------  -----------

EFFECT OF EXCHANGE RATES ON CASH                 (24,472)     (23,115)
                                              -----------  -----------

NET INCREASE  IN CASH                          1,322,890      121,800

CASH - BEGINNING OF PERIOD                       103,428      120,492
                                              -----------  -----------
CASH - END OF PERIOD                          $1,426,318   $  242,292
                                              ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for:
Interest                                       $  25,162   $   30,180
                                               ==========  ===========

Income taxes                                   $       -   $        -
                                               ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1999 AND 1998


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

The results of operations for the three month and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The  consolidated  condensed  financial  statements  include  the accounts  of Avani International Group, Inc. (the 'Company')  and
its   subsidiaries.   All  material  intercompany  balances   and
intercompany transactions have been eliminated.


NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the nine months ended September 30, 1999 and 1998 was $28,458 and $98,638.


NOTE 4 - COMMON STOCK

In May 1999, the Company raised $700,000 from a private offering through the issuance of 3,500,000 shares of common stock. In connection with this offering, 3,500,000 warrants were issued to purchase common shares at an exercise price per share of $.20 on or before July 1, 2000, $.25 on or before July 1, 2001 and $.30 on or before July 1, 2002.

In August 1999, the Company completed a private offering and received $750,000 through the issuance of 3,750,000 shares of
common  stock.    In  connection with  this  offering,  3,750,000
warrants were issued to purchase common shares at an exercise price per share of $0.20 on or before August 12, 2000, $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

Also in connection with these two offerings, the Company entered into finder's fee agreements, which provide that 725,000 shares of common stock will be issued at a price of $.20 per share. In addition the agreements provide for 725,000 warrants to be issued to purchase common shares with a term of three years, at an exercise price per share of $.20 within one year following receipt of the funding, $.25 between one and two years following receipt of the funding and $.30 after two years following receipt of the funding.

The Company also issued 650,000 shares of common stock for consulting fees at a price of $.20 per share.

NOTE 5 - MAJOR CUSTOMER AND SUPPLIER

In each period the Company sold a substantial portion of its products to foreign markets. During the nine months ended September 30, 1999, sales to an Australian customer aggregated $57,100, sales to two Japanese customers aggregated $50,377 and sales to a Malaysian customer aggregated $22,680. During the nine months ended September 30, 1998, sales to a major customer aggregated $89,294. At September 30, 1999 and 1997 amounts due from these customers included in trade accounts receivable were $0 and $62,446.

During the nine months ended September 30, 1999 and 1998, the Company purchased approximately 47% and 49% of its materials from one supplier. At September 30, 1999 and 1998, amounts due to that supplier were $18,000 and $0. If the supplier ceased doing business with the Company, management believes that other sources of materials are available.

Item 2. Management's Discussion and Analysis.
        -------------------------------------
The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Revenues for the three and nine months periods ended September 30, 1999 were $183,150 and $479,432 respectively, compared with revenues of $171,281 and $422,893 for the same periods in 1998. The increase of 13.37% for the nine month period in 1999 was due to initiation of sales to Australian, Japanese and Malaysian distributors, and an increase in local sales of its five gallon bottles. Revenues for the nine month period in 1999 consisted of $456,745 in water and supply sales (an increase of 18.89% from $384,168 for the prior period), $4,339 in cooler and equipment sales (a decrease of 55.20% from $9,686 for the prior period) and $18,348 in cooler rentals (a decrease of 36.82% from $29,039 for the prior period). Of the total revenue for the nine month period in 1999, $57,100 (or 12.50% of total water sales) represented sales to an Australian distributor, $50,377 (or 11.03% of total water sales) represented sales to a Japanese distributor, and $22,680 (or 5.00% of total water sales) represented sales to a Malaysian distributor. Interest income earned on investment of cash totaled $1,972 for the nine month period in 1999 compared with $13,822 for the prior period. The decrease is a result of the reduction of available cash for the period prior to the recent private placements by the Company.

Cost of sales for the three and nine month period in 1999 totaled $105,544 and $302,074, respectively, compared with $124,268 and $318,848 for the same periods in 1998. Cost of goods sold for the nine month periods as a percentage of sales decreased by 12.39% from 75.40% to 63.01% due principally to a reduction of sample promotions. Cost of sales for the nine month period in 1999 consisted of $233,386 in bottled water, supplies, coolers and related equipment (a decrease of 7.86% from $253,297 for the prior period) and $68,688 in depreciation (an increase of 4.79% from $65,551 for the prior period). Gross profit for the three and nine month periods in 1999 was $77,606 and $177,358, respectively, compared with $47,013 and $104,045 for the prior periods. The increase for the three month and nine month periods in 1999 was due to the increase in water sales, partially offset by the reduction in cooler rentals and sales, together with improved operating efficiencies.

General and administrative expenses which includes administrative salaries and overhead for the nine month period totaled $550,286 which represents a decrease of 17.96% from $670,771 for the prior period. This decrease is due principally to cost reduction measures implemented by the Company in late 1998 and early 1999. Marketing expenses totaled $32,187 for the nine month period in 1999 representing a decrease of 91.80% from $392,644 for the prior period. The decrease in marketing expenses is due principally to the reduction of advertising and promotional costs, including one time costs related to the Company's sponsorship of the Los Angeles Marathon and the Vancouver Marathon. Interest expense in connection with the Company's real estate totaled $25,162 for the nine month period in 1999 representing a 16.63% decrease from $30,180 for the prior period. Net loss for the three and nine month periods in 1999 were $156,119 and $415,813, respectively, compared with $236,973 and $971,504 for the prior periods.

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

To date, the Company has reviewed its financial accounting software and system and has determined it is fully Year 2000 compliant. The Company has been informed by its suppliers of major pieces of office and manufacturing equipment that such equipment is also Year 2000 compliant. The Company has initiated a review of its relationships with suppliers and vendors to determine if there will be an impact to the Company's operations due to a Year 2000 issue. Although the Company does rely on a sole source vendor, most other items can be obtained from alternative sources if a preferred supplier or vendor is not able to meet the Company's needs. Because this review is not yet completed, the Company has not established a contingency plan for any vendors that may not be Year 2000 compliant. The Company anticipates that using a contingency plan will require using alternate vendors which may not be operationally efficient. The supplier and vendor review is anticipated to be completed by the second half of 1999. Costs to date and future costs of Year 2000 compliance are not significant or anticipated to be significant.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally Through the private placement of its common stock, and to a lesser extent, through cash flow from operations. During 1998, the Company raised approximately $1,600,000 net of offering costs from the private placement of its common stock. In addition during the period, the Company repurchased 400,000 shares of common stock at $1.00 per share. During 1999, the Company received $1,450,000 from the private placement of its common stock.

As of September 30, 1999, the Company has working capital in the amount of $1,382,151. The Company continues to experience significant losses from operations. During the last month of 1998 and continuing to the first quarter of 1999, the Company has undertaken cost reduction measures in an effort to reduce operating losses. These measures include personnel reductions and the elimination of certain promotional charges. However, despite these measures, the Company is uncertain as to when it will achieve profitable operations.

Property, plant and equipment, net of accumulated depreciation, totaled $1,637,354 on September 30, 1999. Property, plant and equipment, net of accumulated depreciation, totaled $1,647,871 on December 31, 1998.

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


Item 2. Changes in Securities.
        ----------------------
None

Item 3. Defaults Upon Senior Securities.
        --------------------------------
None

Item 4. Submission Of Matters To A Vote Of Securityholders.
        ---------------------------------------------------
None

Item 5. Other Information.
        ------------------
None

Item 6. Exhibits and Reports.
        ---------------------
(a) Exhibits.

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K.

On September 23, 1999, the Company filed a Form 8-K to report events under Item 1 therein.

On September 30, 1999, the Company filed a Form 8-K to report events under Item 1 therein.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            AVANI INTERNATIONAL GROUP, INC.

Date: November 12, 1999     /s/Dennis Robinson
                            -----------------------
                             Dennis Robinson
                             Treasurer and
                             Chief Accounting Officer






                                 SCHEDULE 27.1
                            FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 3rd QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   9 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD END                                    SEPT-30-1999
CASH                                          1,426
SECURITIES                                    0
RECEIVABLES                                   98
ALLOWANCES                                    0
INVENTORY                                     96
CURRENT-ASSETS                                1,663
PP&E                                          2,074
DEPRECIATION                                  437
TOTAL ASSETS                                  3,329
CURRENT-LIABILITIES                           280
BONDS                                         0
COMMON                                        20
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      2,538
TOTAL-LIABILITIES-AND-EQUITY                  3,329
SALES                                         479
TOTAL-REVENUES                                479
CGS                                           302
TOTAL-COST                                    884
OTHER-EXPENSES                                (14)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              25
INCOME-PRETAX                                 (416)
INCOME-TAX                                    0
INCOME-CONTINUING                             (416)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (416)
EPS-PRIMARY                                   (.03)
EPS-DILUTED                                   (.03)