Form 10KSB
period 1999-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2000-04-03
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                         FORM 10-KSB
(Mark One)

[x]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934  for  the  period  ended
December 31, 1999

[  ]  TRANSITION  REPORT UNDER SECTION 13 OR  15(d)  OF  THE
SECURITIES
EXCHANGE ACT OF 1934 for the transition period from  ___  to
____.

Commission file number: 000-23319

               AVANI INTERNATIONAL GROUP INC.
       (Name of Small Business Issuer in its charter)

       Nevada                                         88-0367866
(State    of                                         (I.R.S. Employer
 Incorporation)                                          I.D. Number)



#328-17 Fawcett Road, Coquitlam, B.C. (Canada)    V3K 6V2
(Address of principal executive offices)         (Zip Code)


Issuer's telephone number 604-525-2386.


Securities registered under Section 12 (b) of the Act:

         Title of each class       Name of exchange on which
         to  be  registered        each class  is  to  be registered

            None                              None


Securities registered under Section 12(g) of the Act:

                          Common Stock
                         (Title of Class)

Check  whether issuer (1) filed all reports to be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: X.   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State  issuer's  revenues for the most recent  fiscal  year.
$613,966.

As of March 24, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,077,425. This calculation is based upon the average of the bid price of $0.0625 and asked price of $0.26 of the common stock on March 24, 2000.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of December 31, 1999 was 20,233,257.

DOCUMENTS INCORPORATED BY REFERENCE

None.
                           PART I

Item 1. Description of Business.

Introduction.

Avani International Group Inc. ("Avani" or "Company") was organized under the laws of the State of Nevada on November
29, 1995.

Since  its inception, the Company has constructed a bottling
facility   and   has  been  engaged  in  the   business   of
manufacturing and distributing oxygen enriched, purified bottled water under the trade name "Avani Water".

The Company's executive offices and bottling facility are located at #328-17 Fawcett Road, Coquitlam, British Columbia
(Canada)  V3K  6V2, and its telephone number is  (604)  525-
2386.

General.

The Company was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. The Company has four wholly-owned subsidiaries; Avani Marketing Corp., Avani Oxygen Water Corporation (formerly Avani Water Corporation), Avani Manufacturing (China), Inc., and Avani International Marketing Corp. It also owns 50% of Marina Bottling Company, Ltd.

Avani Marketing Corp. was organized under the laws of the State of Nevada on August 16, 1994. Avani Oxygen Water Corporation was organized under the laws of the Province of British Columbia (Canada) on December 8, 1995. Avani Manufacturing (China), Inc. was organized under the laws of the State of Nevada on December 1, 1997. Avani International Marketing Corp. was incorporated under the laws of the Province of British Columbia on September 22, 1999. Marina Bottling Company, Ltd. was incorporated under the laws of the Province of British Columbia on October 2, 1997. Unless the context indicates otherwise, (i) all references to the Company herein shall include the Company and its subsidiaries and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be indicated as "Cdn".

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

The Company sells its product in the greater Vancouver metropolitan area and internationally to the United States, Taiwan, Korea, Hong Kong, Malaysia, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. The Company's sales nationally and internationally have been limited. The Company seeks to increase its national and international sales to existing and other markets including the Unites States, through licensing agreements, distribution agreements or joint ventures with third parties; however, no assurances can be given that the Company will be successful in its efforts.

The Company's business is subject to various laws and regulations implemented by the Canadian government and local regulators, which require the Company to obtain licenses for its business and equipment, to be subject to annual inspections, to comply with certain quality standards regarding the Company's bottling plant and equipment, and to continuously control the quality of water sold by the Company. In addition, certain other governments and states within the United States require the Company to obtain certification of its bottled water. The Company believes that it is currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for it to sell its product in its current markets. In addition, the Company anticipates receiving approval from other governmental and state agencies as its geographical market expands. The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

Bottled Water Market.

The premium bottled water market has experienced rapid growth since the early 1980's as consumers became concerned about the decline in quality of municipal water available in their homes and offices. This market growth also has been fueled by an overall health consciousness of the consumer seeking to eliminate the consumption of foods and beverages containing sugars, calories and artificial additives, trending instead to consumables with little or no sugars, calories or additives. Premium bottled water fits squarely within this trend. Per capita consumption of bottle water rose from 2.8 gallons in 1980 to over 11 gallons per capita in 1995 (Beverage World September 1996). The bottled water business increased sales by approximately one billion dollars from 1991 to 1996 totaling $3.1 billion in 1996. In 1996, the industry experienced growth of 8.4%; the second best annual growth in the decade and the PET sized segment grew by 25% (Beverage World April 1997).

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

The Company's unique oxygenation process yields a water containing 26.4 mg/L (or 264 ppm) of dissolved oxygen which is approximately three times higher than the oxygen content level in Evian brand water or ordinary tap water. Internal tests performed by the Company indicate that 24 hours after opening a sealed bottle of Avani Wwater, the oxygen content is reduced to approximately 240 ppm. Ordinary water and most bottled water (unopened) contain less than 90 ppm of oxygen.

During  fiscal years ending December 31, 1998  and  December
31, 1999, the Company had no research and development costs.

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

The Company purchased the plant equipment in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottles. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 1999, the plant is operating at 30% of capacity using a one 40 hour shift. Two additional 40 hour shifts can be added to increase production capacity.

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

Sales and Distribution.

The Company sells its products through internal sales personnel, independent distributors and commissioned brokers. Its product is sold in the greater Vancouver metropolitan area and internationally toas of July 1997, United States, Korea, Hong Kong, Malaysia, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area.

The   Company's   sales  development  plan  includes   thean
increased of local and national sales to distributors, and the expansion of sales to existing and new markets through existing and other sales channels.

The Company directly markets its five gallon bottles in the greater Vancouver metropolitan area to business and residential users through commissioned salespersons. In addition, the Company leases water coolers to its customers which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 4 or more bottles per month. The customer pays a minimum charge of $32.00(CDN) per month, a one time bottle deposit charge of $10.00(CDN), a one time cooler deposit charge of $100(CDN) and an annual cooler lease charge of $160(CDN). The Company owns and operates three delivery vehicles and employs three delivery persons to service its customers. As of December June 31, 1999, the Company has approximately 1,500 customers. Revenues from its five gallon bottles represent approximately 47% of total water sales.

The  Company also directly markets its 500 ml and 1.5  liter
PET products to a limited number of specialty food outlets in the Vancouver area. As of December 31, 1999, direct sales to local retail outlets has been insignificant.

During fiscal 1999, the Company sold its PET products to the United States, Korea, Hong Kong, Malaysia, Japan and Australia. In the first quarter of 2000, the Company initiated sales to Great Britain through a recently established distributor. Product sales to these markets has been limited. In March 1999, the Company terminated its agreement with a distributor for Taiwan. The Company presently is negotiating with a number of other distributors for this territory, however, a formal arrangement has not been established. The Company continues to seek distributors in these and other territories that will significantly advance product sales, however, no assurances can be given that the Company will be successful in its efforts.

In connection with the Company's overseas marketing efforts, in January 2000, the Company entered into an agreement with an unaffiliated Malaysian company to assist the Company in establishing distributors and other marketing channels for the Company's product on a worldwide basis, with principal concentration in Malaysia and other Asian markets. The
Company will pay commissions on any resulting sales, and also will pay certain administrative expenses of the third party. At this time, the Company can not predict the amount of sales that may result from this agreement.

Joint Venture Arrangements

On February 11, 2000, the Company and Multimega Technologies Sdn. Bhd. mutually terminated its joint venture agreement. The joint venture proposed, among other terms, the construction of a bottling facility in Malaysia and the payment of a royalty and other consideration in the form of net profits to the Company.

On February 18, 2000, the Company and Avani O2 Water Sdn. Bdh., a Malaysian company ("Avani O2 (Malaysia)"), entered into a joint venture agreement pursuant to which Avani O2 (Malaysia) received, among other rights, the exclusive right and license to construct manufacturing facilities and to produce and sell worldwide the Company's proprietary water product, subject to certain conditions. The rights granted exclude Canada and the Canada operations. Avani O2 (Malaysia) is required to pay the Company a licensing fee of $500,000 for each manufacturing facility constructed. In addition, the Company will receive a 2% gross royalty, and 20% of the net profits realized by Avani O2 (Malaysia). The Company also will sell to its joint venturer certain equipment relating to the technology at a price to be negotiated. The term of the agreement is 30 years. Pursuant to the joint venture agreement, Kam Chong Yip, a controlling shareholder of the Company, was appointed to the board of directors of Avani O2 (Malaysia). No other affiliation exists between Avani O2 (Malaysia) and the Company or its affiliates. As of this date, the joint venturer has not initiated construction of any facility nor paid the licensing fee to the Company.

Backlog.

The  Company  had no backlog for the year ended December  31
1999. There is no seasonal impact on the Company's sales.

Facilities.

The Company maintains it production facilities at its corporate headquarters located at 328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to production and storage and the remainder dedicated to its administrative offices.

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

Product Liability.

The Company is engaged in a business which could expose it to possible claims for personal injury resulting from contamination of its water. While the Company believes that through its regular product testing it carefully inspects the quality of its water, it may be subject to exposure due to customer or distributor misuse or storage. The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it believes to be adequate to cover claims made above the limits of its product liability insurance. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its present business operations, there can be no assurances that such claims will not arise in the future or that the Company's policies will be sufficient to pay for such claims.

Proprietary Rights.

The Company has not sought patent protection for its proprietary oxygen enrichment process, rather, it relies, to the extent it can, upon trade secrets to protect its proprietary process.

Employees.

As of December 31, 1999, the Company has 14 employees, which includes two officers of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.


Item 2. Description of Property.

The Company's maintains it production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

The   Company  owns  its  facilities  subject  to   existing
mortgages and are comprised of seven adjoining buildings. Five of the buildings were purchased for a total of $563,740 between April 1996 and June 30, 1996, subject to first
mortgages  in  the  principal  amount  of  $300,655  as   of
December 31, 1999. The mortgages are amortized  over  25
years and bear interest at the rate of 8.30% per annum. A balloon payment of $295,244 is due May 1, 2001. The sixth building was purchased on July 1996 for $119,500 and is subject to a first mortgage and second mortgages in the principal amounts of $65,547 as of December 31, 1999.
The first mortgage is amortized over 25 years and bears interest at the rate of 8.30% per annum. A balloon payment of $64,386 is due July 29, 2001. The second mortgage bears interest at the rate of 8% and has a balloon payment of remaining principal due on January 31, 1998. The seventh building was purchased in March 1997 for $119,500 and is subject to a first mortgage in the principal amount of $65,737 as of December 31, 1999. The first mortgage is amortized over 25 years and bears interest at the rate of 7.00% per annum. A balloon payment of $63,064 is due March
27, 2002. The Company believes that it will be able to refinance the described notes on or before their respective balloon payment due dates or pay the notes as they come due out of available cash. If the Company is unable to do so, it will be required to raise additional funds for such purposes, although no assurance can be given.


Item 3. Legal Proceedings.

On August 18, 1998, a former sales representative of Avani Water Company filed an action against the Avani Water
Corporation and Avani Marketing Corporation, among other defendants, in the Superior Court for the State of
California alleging breach of contract and intentional misrepresentation, among other claims. The amount demanded by the plaintiff is actual damages in the amount of $100,000, plus other actual and punitive damages. The Company has filed an answer to such claims and the action is presently in discovery. The plaintiff and the Company have entered into a settlement agreement, which provides for the payment of the sum of $12,500 to plaintiff.


Item 4. Submission of Matters to Vote of Security Holders.

None


                           PART II

Item  5.  Market  for Common Equity and Related  Stockholder
Matters.

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is listed on the NASDAQ OTC Bulletin Board under the symbol "AVIG". There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.


1998                                  Low Bid    High Bid
3rd Quarter                               2        2.0625
4th Quarter                             0.5625       2

1999                                  Low Bid    High Bid
1st Quarter                              0.25      0.5625
2nd Quarter                              0.125     0.25
3rd Quarter                              0.125     0.25
4th Quarter                              0.1875    0.25

As of December 31, 1999, there are 739 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.


Item 6. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Fiscal year end 1999 compared with Fiscal year end 1998.

Revenues for fiscal 1999 were $613,966 which representing an increase of $45,957 or 8.1% from revenues of $568,009 for the comparable period in 1998. This increase was due to increase of PET bottle sales to overseas, principally Australia, coupled with a 50% increase of unit sales prices of PET products.
Revenues in 1999 consisted of $587,128 in water and supply sales (an increase of $70,537 or 13.7% from $516,591 for the prior period), $5,959 in cooler and equipment sales (a decrease of $5,006 or 45.7% from $10,965 for the prior period) and $20,879 in cooler rentals (a decrease of $19,574 or 48.4% from $40,453 for the prior period). Of the total revenue for the 1999 period,
$49,397 (or 8.0%%  of total  revenue)   represented  sales to   an
Australian distributor.  Interest  income  for  the  period earned
on investment of cash totaled $21,304  for  the   period   in  1999
representing an increase of $6,316 or 42.1% from $14,988 for the prior period. The increase is a result of an private placements that occurred during 1999.

Cost  of sales for the 1999 period totaled $418,418 or 68.2%
of total revenue contrasted with $387,367 or 68.2% of total revenue for the 1997 period. The flat cost of goods sold on a  percentage basis for 1999 and 1998 reflects higher prices of raw materials offset by increased unit sale prices of PET products for the 1999 period compared with 1998. Cost of sales consisted of $332,425 in bottled water, supplies, coolers and related equipment (an increase of $29,017 or 9.6% from $303,408 for the prior period) and $85,993 in depreciation (an increase of $2,034 from $83,959 for the prior period).
Gross profit for period was   $195,548   compared  with  $180,642
for   the   prior period.

General   and   administrative   expenses   which   includes
administrative salaries and overhead for the period totaled $771,201 which represents a decrease of $306,179 or 28.4%
from $1,077,380 for the prior period. This decrease is due principally to cost reduction measures implemented by the
Company in late 1998  and  early  1999.   Marketing expenses
totaled $83,575 for the 1999 period, representing a decrease of $302,808 or 78.4% from $386,383 for the prior period.
The significant decrease in marketing expenses is due to elimination of expenses relating to the Los Angeles Marathon that occurred in the prior period. No research and development costs were incurred in 1999 or 1998. Interest expense relates to mortgage interest incurred in connection with the Company's real estate and totaled $28,244 for the 1999 period, representing a decrease of $9,226 or 24.62% from $37,470 for the prior period. The decrease is due to the reduction of the principal amount of the real estate mortgages. Net loss for the 1999 fiscal period was $664,525 which represents a decrease of $621,309 or 48.3% from the loss of $1,285,834 for the prior period.


Fiscal year end 1998 compared with Fiscal year end 1997.

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

Cost of sales for the 1998 period totaled $387,367 or 68.2% of total revenue contrasted with $400,738 or 84.7% of total revenue for the 1997 period. The decrease of 16.5% in the cost of sales was a result of
price reductions of raw material purchases  in  1998  and  sales   discounts
and allowances in 1997. Cost of sales consisted of $303,408 in bottled water, supplies, coolers and related equipment (a decrease of $13,327
or  %4.2  from $316,735   for  the  prior  period)  and  $83,959  in
depreciation (a decrease of $44 from $84,003 for the prior period). Gross profit for period was $180,642 compared with $72,476 for the prior period.

General   and   administrative   expenses   which   includes administrative
salaries and overhead for the period totaled  $1,077,3800 which represents an increase of $384,548 or 55.5% from $692,832 for the prior period. This increase is due to costs related to certain write-offs related to bad debts and an investment in an affiliated company, and increased salaries, consulting and professional fees. Marketing expenses totaled $386,383 for the 1998 period, representing an increase of $14,273 or 3.8% from $372,110 for the prior period. The slight increase in marketing expenses is due to expenses of the Company's sponsorship of the Los Angeles Marathon.
No research  and  development  costs  were  incurred  in   1998 compared  with
$12,022 in 1997. Interest expense relates to mortgage interest incurred in connection with the Company's real estate and totaled $37,470 for the 1998 period, representing a decrease of $5,184 or 12.2% from $42,654 for the prior period. The decrease is due to the reduction of principal amount of the real estate mortgages. Net loss for the 1998 fiscal period was $1,285,834 which represents an increase of $254,827 or 24.7% above the loss of $1,030,997 for the prior period.


Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock.

The Company continues to experience significant losses from operations. During the last month of 1998 and continuing to the first quarter of 1999, the Company has undertaken cost reduction measures in an effort to reduce operating losses. These measures include personnel reductions and the elimination of certain promotional charges. Despite these measures, the Company is uncertain as to when it will achieve profitable operations, however, the Company does believes that it will be able to meet its current obligations for fiscal 2000. Until such time as it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on Company. In March 2000, the Company entered into two agreements with an unaffiliated company to identify potential sources of capital and to provide investor relations services. The Company granted 3,200,000 stock options to the third party at an option price of $0.20 per share. The options are exercisable monthly on or before the end of each calendar month from June to December 2000 in the following respective monthly increments; 250,000, 250,000, 1,000,000, 250,000, 1,250,000 and 200,000. In the event an increment is not exercised by any such respective date, the remaining unexercised options expire automatically.

Property,   plant   and  equipment,   net   of   accumulated
depreciation,  totaled  $2,027,440   on   December 31,  1999.
Property,  plant  and  equipment,  net   of accumulated depreciation,
totaled $1,647,871 on December 31, 1998. The increase, net of depreciation, represents mainly equipment purchased by the Company and shipped to Malaysia in anticipation of a joint venture arrangement in that country.

In connection with its real estate properties, as of December 31, 1999, the Company has balloon mortgage payments of; $295,244 due May 1, 2001, $64,386 due July 29, 2001, and
$63,064 due March 27, 2002 (See "Item 2. Description of Property"). The Company believes that it will be able to refinance the described balloon payments on or before their respective dates, or pay the notes as they come due out of available cash. If the Company is unable to do so, it will be required to raise additional funds for such purposes, although no assurance can be given.

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1.  Lack  of  Profitable  Operations.  Since  the  Company's inception, the Company has experienced significant operating losses. Loss from operations for fiscal years 1998 and 1999 exceeded $1,000,000 and $600,000, respectively. Moreover, the Company can not predict when it will achieve profitable operations. The ability of the Company to achieve profitable operations will be dependent upon many factors, including the successful market development of its super oxygenated water. Successful market development includes establishing necessary sales  channels in various  geographical  markets through  distributors and food brokers,  and  having  funds available  for product marketing and slotting fees. As of December 31, 1999, although the Company has distribution agreements in place for various markets, to date it has affected limited sales through these channels. The Company will be required to raise additional funds in the near future to fund its
operating  deficits,  including   the expansion  of  its marketing efforts.
Although the Company recently has entered into a product marketing agreement and joint venture with two Malaysian companies, the Company cannot predict the amount of sales to result from these agreements. Consequently, no assurances can be given that the Company will be able to successfully develop the necessary markets for its product.

2. Need For Additional Capital. The Company will require additional capital to sustain its operations until such time as the Company achieves profitable operations, and to otherwise expand its business. No assurances can be given that the Company will be successful in raising the capital necessary for it to sustain its operations during its operational loss period.

3. Limited Distribution Channels. As of December 31, 1999, the Company has limited distribution channels in various markets. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements. In the event the Company is unable to establish any meaningful distribution channels, sales of its water product will continue to languish.

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

                              Director/
                              Officer
Name                     Age  Since          Position

Ngai Sou Chang            61   1999          Chairman
Robert   Wang             51   1999          President   and Director
Dennis Robinson           58   1999          Secretary, Treasurer and
                                             Director
Jeffry Lightfoot          41   1999          Director
Wai Meng Yeap             27   1999          Director

______________________________________________________________
Ngai Sou Chang - Ms Chang has been Chairman of the Company since August 1999. From 1989 to the present, Ms. Chang has
been   an   owner  and  managing  director  of  a   property
development company located in Sydney, Australia and a real estate investment company located in Kuala Lumpur, Malaysia.

Robert Wang - Mr. Wang has been President and Director of the Company since August 1999. From 1992 to the present, Mr. Wang has been president and director of Multiplex Technologies Inc., a Canadian public company involved in real estate development.

Dennis  Robinson - Mr. Robinson has been a Director  of  the
Company since May 1999, and Secretary and Treasurer of the Company since August 1999. From 1991 to the present, Mr. Robinson has maintained a public accounting practice in Vancouver, British Columbia.

Jeffrey Lightfoot - Mr. Lightfoot has been a Director of the Company since May 1999. Mr. Lightfoot is a licensed attorney in Canada, and since 1994, has been an associate or partner in the law firm of Maitland and Company, Vancouver, British Columbia. Mr. Lightfoot is a director of a company public traded Vancouver Stock Exchange.

Wai Meng Yeap - Mr. Yeap has been a director of the Company since August 1999. From 1996 to present, Mr. Yeap has been finance manager of a real estate development company located in Selangor, Malaysia. Mr. Yeap graduated from the University of Kentucky in May 1996.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 1999, 1998 and 1997, respectively, are set forth in the following table:

                      SUMMARY COMPENSATION

                             Annual Compensation        Long Term Compensation
                                                            Awards     Payouts
Name and
Principal                    Salary      Bonus       Other
Restr. Options
Position            Year     ($)      ($)       ($)     Stock SARS   LTIP  Other
Peter Khean(1)      1999     -0-      -0-       -0-      -0- -0-    -0-   -0-
President and       1998     -0-      -0-       -0-      -0- -0-    -0-   -0-
Chairman            1997     -0-      -0-       -0-      -0- -0-    -0-   -0-

Ngai Sou Chang(2)   1999     -0-      -0-       -0-      -0- -0-    -0-   -0-
Chairman

Robert Wang(2)(3)   1999     -0-      -0-     $16,000    -0- -0-    -0-   -0-
President and
Director

(1). Mr. Peter Khean resigned as an officer and director of the Company on May 11, 1999.
(2). Both officers were appointed in 1999.
(3). Represents a monthly transportation allowance of $2,000 for eight months during the past fiscal year.

Dennis Robinson, Jeffrey Lightfoot and Bryce Stewart, each received 50,000 shares of common stock in 1999 as members of the board of directors. In 1999, Dennis Robinson was paid the sum of $1,500 in consideration for accounting services performed for the Company. No other compensation was paid to directors of the Company during 1999. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business. Mr. Bryce Stewart resigned in his capacity as director of the Company on March 24, 2000.

The Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of December 31, 1999, the number and percentage of outstanding shares of common stock of the Company owned by
(i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title         Name   and  Address       Amount  and   nature     Percent
of Class      of Beneficial Owner       Beneficial Ownership     of Class

Common        Ngai   Sou   Chang(1)           7,000,000          29.49%
Stock         12/28 Claude Street
              Chatswood, N.S.W. 2067
              Australia

Common        Robert Wang(2)                         -0-           0%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Dennis    Robinson(2)               50,000          0.28%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Bryce    Stewart(2)(3)              50,000          0.28%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Jerry    Lightfoot(2)               50,000          0.28%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Wai Meng  Yeap                         -0-            0%
Stock         No. 26 Jalan Pasar
              Bara 1 Off. Jalan Meru
              41050 Klang, Selangor
              Malaysia

Common        Kam Chong Yip(3)                 7,500,000          31.27%
Stock         No. 26 Jalan Pasar
              Bara 1 Off. Jalan Meru
              41050 Klang, Selangor
              Malaysia

Common        Chin Yen Ong(4)                  1,450,000           6.92%
Stock         106 Taman Sri Selayang
              68100 Batu Caves, Selangor
              Malaysia

Common        Officers and                     7,150,000          30.13%
Stock         Directors, as
              a group (6 persons)
_______________________________________________________________
(1).  Includes 3,500,000 common stock warrants held  by  Ms. Chang
(see    "Certain    Relationships    and    Related Transactions").
(2). Represents the address of the Company.
(3). Mr. Bryce Stewart resigned as a director of the Company effective March 24, 2000.
(4).  Includes 3,750,000 common stock warrants held  by  Mr.
Yip (see "Certain Relationships and Related Transactions").
(5). Includes 725,000 common stock warrants held by Mr.  Ong
(see "Certain Relationships and Related Transactions").

Item 12. Certain Relationships and Related Transactions.

On December 18, 1995, the Company entered into an agreement with Georgia Pacific Company, a Taiwanese company ("Georgia Pacific"), to acquire the exclusive worldwide rights to the technology for the oxygen enrichment process in exchange for 5,000,000 shares of common stock of the Company.

On June 10, 1999, the Company completed a private placement whereby it sold 3,500,000 shares of common stock and 3,500,000 common stock warrants to Ngai Sou Chang and received the sum of $700,000. The stock purchase warrants are exercisable at a price per share of $0.20 on or before July 1, 2000, $0.25 on or before July 1, 2001, and $0.30 on or before July 1, 2002. Ms. Chang is the Chairman of the Company.

On August 3, 1999, the Company completed a private placement whereby it sold 3,750,000 shares of common stock and 3,750,000 common stock warrants to Kam Chong Yip, and received the sum of $750,000. The stock purchase warrants are exercisable at a price per share of $0.20 on or before August 12, 2000, $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

In connection with the two private placements, the Company paid a finder's fee to an unaffiliated third party. The Company issued 350,000 common shares and 350,000 common stock warrants, and in a second increment issued 375,000 common shares and 375,000 common stock warrants to the third party, representing 10% of the common shares and common stock warrants subscribed in the two private placements. Each stock warrant increment is exercisable on the same dates and at the same prices as the principal transactions.


                           PART IV

Item 13. Exhibits and reports on Form 8-K.
(a)(1). Exhibits
                        EXHIBIT INDEX
3.(i)     Articles of Incorporation, as amended
          of the Company.*
          Articles of Incorporation, as amended of Avani Marketing Corp.*
          Certificate of Incorporation and Name Change and Articles of Avani Water Corporation.*
          Articles of Marina Bottling Company Ltd.**
          Articles of Incorporation of Avani**
          Manufacturing (China) Inc.

3.(ii)    By-Laws of the Company.*
          By-Laws of Avani Marketing Corp.*
          By-Laws of Avani Manufacturing (China) Inc.**

10.(i)    Mortgage in favor of International Commercial Bank
of Cathay (Canada) dated May 2, 1996.*
10.(ii)    Mortgage  in  favor of Riversedge  Holding  Corp.
dated May 2, 1996.*
10.(iii) Mortgage in favor of International Commercial Bank of Cathay (Canada) dated July 26, 1996.*
10.(iv)    Mortgage  in  favor of Riversedge  Holding  Corp.
dated July 26, 1996.*
10.(v)    Mortgage in favor of International Commercial Bank
of Cathay (Canada) dated March 25, 1997.*
10.(vi)    Mortgage  in  favor of Riversedge  Holding  Corp.
dated March 25, 1997.*
10.(vii)   Agreement  dated December 15,  1995  between  the
Company and Georgia Pacific Company.*
10.(viii) Agreement dated December 18, 1995 between the Company and Georgia Pacific Company.*
10.(ix) Agreement dated December 26, 1996 between the Company and Georgia Pacific Company.*
10.(x)  Distribution  Agreement  dated  December  14,   1996
between the Company and Yueh Long Enterprise Co., LTD.* 10.(xi) Distribution Agreement dated June 13, 1997 between the Company and Beon Top Enterprises Ltd.*
10.(xii) Agreement dated April 29, 1997 by and between the Company and Georgia Pacific Company. *
10.(xiii) Joint Venture Agreement dated May 5, 1999 by and between the Avani International Group, Inc. and Multimega Technologies SDN. BHD.***
10.(xiv) Share Subscription Agreement dated and effective May 12, 19999 by and between Avani International Group, Inc. and Yip, Kam Chong.***
10.(xv) Warrant Agreement dated and effective May 12, 19999 by and between Avani International Group, Inc. and Yip, Kam Chong.***
10.(xvi) Share Subscription Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang.***
10.(xvii) Warrant Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang.***
10.(xviii) Finder's Fee Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong.***
10.(xix) Warrant Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong.***
10. (xx) Joint Venture Agreement dated February 18, 2000 by and between the Company and Avani O2 Water Sdn. Bdh.(filed herewith).
10. (xxi) Agreement dated January 4, 2000 by and between Avani International Marketing Corp. and Avani Water Corporation Sdn. Bdh. (filed herewith).
10. (xxii) Financial Consulting Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (filed herewith).
10. (xxiii) Investor Relations Service Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (filed herewith).
10. (xxiv) Agreement dated January 4, 2000 by and between Avani Water Corporation and Prime Source International Consultants (filed herewith).
21.(i) Subsidiaries of the Registrant.
27.1  Financial Data Schedule.
* Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997.
** Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997.
*** Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999.
3.(a)(2). Financial Statements

                 FINANCIAL STATEMENTS INDEX
Independent Auditors' Report...........................F-1
-Consolidated Balance Sheets as of December 31, 1999
 and December 31, 1998.................................F-2
-Consolidated Statements of Operations for
Fiscal Years Ended December 31, 1999 and
December 31, 1998......................................F-3
-Consolidated Statements of Stockholder's Equity
For Years Ended December 31, 1999
and December 31, 1998..................................F-4
-Consolidated Statements of Cash Flows for
Fiscal Years Ended December 31, 1999 and
December 31, 1998......................................F-5
-Notes to consolidated Financial Statements............F-6













               AVANI INTERNATIONAL GROUP INC.
                      AND SUBSIDIARIES

                    FINANCIAL STATEMENTS

                 DECEMBER 31, 1999 AND 1998
                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES








                         C O N T E N T S





                                                         PAGE


INDEPENDENT AUDITORS' REPORT                             F-1


CONSOLIDATED BALANCE SHEETS                              F-2


CONSOLIDATED STATEMENTS OF OPERATIONS                    F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY          F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                    F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-6 - F-11




                  INDEPENDENT AUDITORS' REPORT



To the Stockholders
Avani International Group Inc.


We have audited the accompanying consolidated balance sheets of Avani International Group Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                   COGEN SKLAR, LLP







Bala Cynwyd, Pennsylvania
February 10, 2000

                                A






                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1999 AND 1998

                                                   1999           1998
                                              -------------   ------------
ASSETS

CURRENT ASSETS
Cash                                          $   954,606       $  103,428
Accounts receivable, net                           62,419           79,398
Goods and services tax receivable                  20,675           44,280
Inventory                                          65,078           33,122
Prepaid expenses                                   12,874           38,650
                                              -----------       ----------
TOTAL CURRENT ASSETS                            1,115,652          298,878
                                              -----------       ----------

PROPERTY, PLANT AND EQUIPMENT - Net             2,027,440        1,647,871
                                              -----------       ----------

OTHER ASSETS
Security deposits                                  10,709           10,217
Trademarks and licenses                            15,318           18,031
                                               ----------       ----------
                                                   26,027           28,248
                                               ----------       ----------
TOTAL ASSETS                                   $3,169,119       $1,974,997
                                               ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable stockholders                     $  109,521       $        -
Current portion of long-term debt                   7,865            6,869
Accounts payable and accruals                     144,632           77,446
Wages and benefits payable                         23,548           14,453
Unearned income                                    15,542           16,127
Bottle and cooler deposits                        107,915           85,901
                                              -----------       ----------
TOTAL CURRENT LIABILITIES                         409,023          200,796

LONG-TERM DEBT - Net of current portion           424,074          408,361
                                              -----------       ----------
TOTAL LIABILITIES                                 833,097          609,157
                                              -----------       ----------
COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value,
25,000,000 shares authorized; 20,233,257 and
11,608,257 shares issued and outstanding           20,233           11,608

COMMON STOCK DISCOUNT                             (55,000)         (55,000)

WARRANTS OUTSTANDING                              547,114                -

ADDITIONAL PAID-IN CAPITAL                      5,789,693        4,765,432

ACCUMULATED DEFICIT                           (3,804,861)       (3,140,336)

ACCUMULATED OTHER COMPREHENSIVE LOSS            (161,157)         (215,864)
                                              -----------      ------------

TOTAL STOCKHOLDERS' EQUITY                     2,336,022         1,365,840
                                              -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $3,169,119       $ 1,974,997
                                             ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1999 AND 1998





                                                1999          1998
                                            -----------   ------------
REVENUE
Bottled water and supply sales              $   587,128    $   516,591
Cooler and equipment sales                        5,959         10,965
Cooler rentals                                   20,879         40,453
                                            -----------    -----------
                                                613,966        568,009
                                            -----------    -----------

COST OF GOODS SOLD
Cost of goods sold (excluding depreciation)     332,425        303,408
Depreciation                                     85,993         83,959
                                            -----------    ------------
                                                418,418        387,367
                                            -----------    ------------
GROSS PROFIT                                    195,548        180,642
                                            -----------    ------------

OPERATING EXPENSES
General and administrative                      771,201       1,077,380
Marketing                                        83,575         386,383
                                            -----------     -----------
                                                854,776       1,463,763
                                            -----------     -----------
LOSS FROM OPERATIONS                           (659,228)     (1,283,121)
                                            -----------     -----------

OTHER INCOME (EXPENSE)
  Other                                           1,643          19,769
  Interest income                                21,304          14,988
  Interest expense                              (28,244)        (37,470)
                                            ------------     -----------
                                                 (5,297)         (2,713)
                                            ------------     -----------
NET LOSS                                  $    (664,525)    $(1,285,834)
                                          ===============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE   $       (0.04)    $     (0.12)
                                          ==============    ============

WEIGHTED AVERAGE NUMBER OF SHARES             15,850,965     11,090,997
                                          ==============    ============
The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3


                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    Accumulated
                 Common Stock        Common            Additional Common   Other
                              Stock    Warrants  Paid-In  Stock   Accumulated
       Comprehensive       Comprehensive
   Shares           Amount    Discount Outstanding Capital Subscribed Deficit
                                  Loss                          Loss

BALANCE,
 DECEMBER 31,
    1997  10,113,600  $10,114  $   -  $   -  $3,465,257 $240,000 $(1,854,502)
        $(100,361)

RETIREMENT OF
 COMMON STOCK (400,000)  (400)     -      -    (399,600)   -            -$  -

ISSUANCE OF
 COMMON STOCK  1,654,657 1,654   (55,000)  -  1,618,000    -     -    -    -

OFFERING
 COSTS      -               -       -       -   (157,985)  -     -    -   -

COMMON STOCK
 SUBSCRIBED                240,000                240
-                                                -          239,760
(240,000)                                          -                   -
-

NET LOSS                                          -                -
-                                                -                      -
-                                  (1,285,834)                         -
(1,285,834)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                    -                -
                 -
-                                                   -               -
            -
(115,503)                 (115,503)

COMPREHENSIVE LOSS                                -                -
-                                                -                      -
-                                                    -                -
$(1,401,337)

BALANCE, DECEMBER 31, 1998
11,608,257                           11,608    (55,000)                       -
    4,765,432
-                                  (3,140,336)         (215,864)

ISSUANCE OF COMMON STOCK            8,625,000              8,625             -
                 -
1,716,375                                       -                      -
       -    $
-

ISSUANCE OF COMMON STOCK WARRANTS IN
CONJUNCTION WITH COMMON STOCK                                                -
-                             -                      497,376
(497,376)             -                               -
-                               -

COMMON STOCK
 WARRANTS
ISSUED FOR
OFFERING
COSTS       -         -     -     49,738 (49,738)    -            -       -

                                                                            -

OFFERING
COSTS       -        -      -         - (145,000)    -             -      -
                                                                            -

NET
LOSS        -        -      -         -        -     -       (664,525)    -
                                                                      (664,525)

FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENTS -       -       -         -         -    -          -      54,707
                                                                         54,707

COMP-
REHENSIVE
 LOSS
            -       -       -          -         -   -          -           -
                                                                      $(609,818)

BALANCE,
 DECEMBER
 31,1999
   20,233,257 $20,233 $(55,000) $547,114 $5,789,693 $ -$(3,804,861) $(161,157)


   The accompanying notes are an integral part of these consolidated financial statements.
                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1999 AND 1998







                                                 1999                  1998
                                            -------------       -------------
OPERATING ACTIVITIES
Net loss                                    $  (664,525)        $(1,285,834)
  Adjustments to reconcile net loss to
  net cash used in operating activities
Issuance of common stock for consulting fees     80,000              10,000
     Issuance of common stock for directors fees
                 and officers= compensation      50,000                   -
Depreciation and amortization                   140,651             133,270
(Increase) decrease in assets
Accounts receivable                              20,963                (143)
Inventory                                       (29,222)             16,478
Prepaid expenses                                 26,329              21,043
Other assets                                      24,73             (10,872)
Increase in liabilities
Accounts payable                                 68,918              24,354
Unearned income and deposits                     15,112              21,059
                                             ------------       -------------
Net cash used in operating activities          (267,036)         (1,070,645)
                                             ------------       -------------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment   (414,838)            (76,307)
                                             ------------        -------------
FINANCING ACTIVITIES
Proceeds from stockholder loans                  109,521                   -
Payments of mortgages payable                     (8,952)            (66,928)
Issuance of common shares, net of
 offering costs                                1,450,000           1,636,670
Purchase of common shares                              -            (400,000)
                                             ------------        ------------
Net cash provided by financing activities      1,550,569           1,169,742
                                             ------------        -------------
EFFECT OF EXCHANGE RATES ON CASH                 (17,517)            (39,854)
                                             ------------         ------------
NET INCREASE (DECREASE) IN CASH                  851,178             (17,064)

CASH - BEGINNING OF YEAR                         103,428             120,492
                                             ------------         ------------
CASH - END OF YEAR                           $   954,606         $   103,428
                                             ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
Cash paid for:
Interest                                    $     28,244          $   37,470
                                            =============         ============
Income taxes                                $          -          $        -
                                            =============         ============











The accompanying notes are an integral part of these consolidated financial statements.
                                F 5

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Nature of Business
Avani International Group Inc. (the ACompany@), a Nevada corporation, formerly Rainfresh Technologies, Inc. has constructed a bottling facility and has been engaged in the business of developing, manufacturing and distributing an oxygen enriched, purified bottled water under the trade name AAvani Water@.

The Company changed its name from Rainfresh Technologies, Inc. to Avani International Group Inc. on January 14, 1997. The Company has four wholly-owned subsidiaries, Avani Marketing Corp., organized under the laws of Nevada; Avani Oxygen Water Corporation (formerly Avani Water Corporation), organized under the laws of British Columbia (Canada); Avani Manufacturing, Inc. (China), organized under the laws of Nevada, and Avani International Marketing Corp., organized under the laws of British Columbia (Canada).

Marina Bottling Company, Ltd., (AMarina@) organized under the laws of British Columbia (Canada), is 50% owned by the Company and is accounted for utilizing the equity method. There is no market for Marina=s common stock. Marina was inactive during 1999 and 1998 and due to certain factors that existed in 1998, the Company determined that the carrying value of its investment exceeds the estimated recovery value. Accordingly, at December 31, 1998 an allowance of $35,592 had been established and a corresponding amount had been charged to operations in 1998.

A technology, which injects oxygen into purified water is utilized by the Company to produce an oxygen enriched, purified bottled water. The exclusive worldwide rights to the oxygen enrichment process were acquired from a Taiwanese company, in December 1995 for the issuance of common stock. The product is sold in the greater Vancouver metropolitan area and internationally primarily in Australia, Malaysia, and Hong Kong.

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

Financial Instruments
The carrying amount of cash, accounts receivable, accounts payable, other liabilities and deposits approximates fair value as of December 31, 1999 because of their short maturities.

The carrying value of the fixed rate long-term debt approximates fair value since the interest rate associated with the long-term debt approximates the current market interest rate.

Accounts Receivable and Bad Debts
The Company reviews the outstanding accounts receivable periodically and establishes an allowance for doubtful accounts for uncollectible amounts, which was $41,650 and $-0- in 1999 and 1998. Bad debts during 1999 and 1998 amounted to $41,650 and $108,013.
                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes
The Company accounts for its income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, AAccounting for Income Taxes@, which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial accounting and income tax bases of assets and liabilities, and the use of carryforwards, if any, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized.

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

Recoverability of Long Lived Assets
The Company follows SFAS No. 121, AAccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.@ The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Comprehensive Income (Loss)
The Company adopted SFAS No. 130, "Reporting Comprehensive Income", beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The component of comprehensive income (loss) consists of foreign currency translation adjustments of ($54,707) and ($115,503), with no applicable tax benefit for the years ended December 31, 1999 and 1998.

Disclosures   About  Segments  of  an  Enterprise   and   Related
Information
The Company adopted SFAS No. 131, ADisclosures About Segments of an Enterprise and Related Information@ beginning January 1, 1999. Since the company only has one reportable segment, the required disclosures relate to product and services, geographic areas and major customers.



                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998





NOTE 2 - CONCENTRATION OF CREDIT RISK INVOLVING CASH

The Company maintains its cash balances in a bank located in Canada. These balances are not insured.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:


                                               December 31,
                                  --------------------------------
                                       1999                 1998
                                  ------------       -------------
          Land                    $   151,289         $   143,030
          Building                    869,421             821,954
          Plant equipment           1,273,471             812,032
          Office furniture and
             equipment                112,091             101,195
          Coolers                      76,818              67,138
          Vehicles                     20,710              19,580
                                  ------------       -------------
                                    2,503,800           1,964,929
          Less: Accumulated
                depreciation          476,360             317,058
                                  ------------       -------------
          Property, Plant and
           Equipment - Net         $2,027,440          $1,647,871
                                 =============       =============

NOTE 4 - LONG TERM DEBT

Following is a summary of long-term debt:
                                                        December 31,
                                                   ------------------------
                                                       1999          1998
                                                   ---------     -----------
Mortgage payable due in monthly installments
of  $2,478 including interest at  8.3%,
balloon payment of $295,244 due May 1, 2001,
secured by land and  building with a net book
value of $514,337.                                 $300,655         $288,958

Mortgage payable due in monthly installments
of $539 including interest at  8.3%, balloon
payment of $64,386 due July 29, 2001, secured by
land and  building with a net book value of
$103,204.                                            65,547           62,980

Mortgage  payable due in monthly installments
of  $482  including interest at 7%, balloon
payment of $63,064 due March 27, 2002, secured by
land and  building with a net book value of
$104,651.                                            65,737           63,292
                                                  ----------       ----------
                                                    431,939          415,230
Less: Current portion                                 7,865            6,869
                                                  ---------        ----------
                                                   $424,074         $408,361
                                                  =========        ==========

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998





NOTE 4 - LONG TERM DEBT (Continued)

The minimum annual repayment requirements on long-term debt as of December 31, 1999 are as follows:


                                        YEARS ENDING
                                        DECEMBER 31,          AMOUNT
                                       ---------------    --------------
                                           2000            $    7,865
                                           2001               361,014
                                           2002                63,060
                                                           -----------
                                                             $431,939
                                                           ===========

NOTE 5 - INCOME TAXES

There is no income tax benefit for operating losses for years ended December 31, 1999 and 1998 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years.

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The reconciliation of the statutory federal rate to the Company=s effective income tax rate is as follows:

                                            1999              1998
                                         ------------     ------------
   Statutory tax benefit provision        $(461,400)       $(424,200)
     Nondeductible expense                      800            2,500
     Increase in valuation allowance        460,600          421,700
                                         ------------     ------------
                                          $       -        $       -
                                         ============     ============

Under  SFAS  No. 109, Accounting for Income Taxes,  deferred  tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax baxses. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the net deferred tax assets (liabilities) are as follows:


                                              1999                1998
                                         --------------    --------------
     Property, plant and equipment       $    (98,000)     $   (241,400)
     Net operating loss carryforwards       1,514,000         1,196,800
     Valuation allowance                   (1,416,000)         (955,400)
                                         --------------    --------------
                                         $          -      $          -
                                         ==============    ==============

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998





NOTE 5 - INCOME TAXES (Continued)

Avani International Group Inc., Avani Marketing Corp. and Avani Manufacturing, Inc. (China) file a consolidated corporate income tax return in the United States and Avani Oxygen Water Corporation and Avani International Marketing Corp. filed a corporate income tax return in Canada.

The use of net operating loss carryforwards for United States income tax purposes is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate (Aannual limitation@); unused annual limitations may then be carried forward without this limitation.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,135,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2014. At December 31, 1999, the Company had net operating loss carryforwards of approximately $2,649,000 for Canadian income tax purposes, which if not used will expire during the years 2002 through 2006.


NOTE 6 - COMMON STOCK

During  1999,  the  Company  raised  $1,450,000  from  a  private placement through the issuance of 7,250,000 shares of common stock and an associated 7,250,000 shares of warrants. Offering costs related to the private placement amounted to $145,000, which were paid through the issuance of an additional 725,000 shares with warrants to purchase a like amount of shares. The Company also issued 400,000 shares of common stock valued at
$80,000 for consulting services and 250,000 shares of common stock valued at $50,000 for officers' and directors' compensation.

3,850,000 of the stock purchase warrants are exercisable at a price per share of $.20 on or before July 1, 2000, $.25 on or before July 1, 2001, and $.30 on or before July 1, 2002 in accordance with the Share Subscription Agreement and Warrant Agreement. 4,125,000 of the stock purchase warrants are exercisable at a price per share of $.20 on or before August 12, 2000, $.25 on or before August 12, 2001 and $.30 on or before August 12, 2002.

The following table summarizes activity for common stock warrants outstanding during 1999:



                                                              Weighted Average
                                            Exercise Price      Exercise Price
                                 Shares        Per Share            Per Share
                             -----------    ---------------   -----------------
Warrants outstanding,
January 1, 1999                      -         $   -                 $  -
Warrants issued              7,975,000         $.20 - $.30           $.25
                             ---------        ------------      ---------------
Warrants outstanding,
December 31, 1999            7,975,000         $.20 - $.30           $.25
                            ==========        ============      ===============

The Company has adopted FASB Statement 123, AAccounting for Stock-Based Compensation,@ which requires compensation cost associated with warrants issued to other than employees to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions: a risk free rate of return of 5.5%, expected volatility of 70% and no dividend yield. The Black-Scholes model valued the warrants issued during 1999 at $547,114.



                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1998





NOTE 6 - COMMON STOCK (Continued)

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


NOTE 7 - RELATED PARTY TRANSACTIONS

During 1999, the Company received various loans from stockholders. One loan in the amount of $68,875, bearing interest at 8%, was due on December 31, 1999 and remains unpaid. Another in the amount of $29,789 with no specific terms of repayment was partially repaid in the amount of $28,925 in January 2000.


NOTE 8 - LEASES

For  the  years  ended December 31, 1999 and  1998  total  rental expenses under leases amounted to $44,906 and $46,147. At December 31, 1999, the Company was obligated under various noncancelable operating lease arrangements for vehicles as follows:

                                          YEARS ENDING           LEASE
                                           DECEMBER 31,       OBLIGATIONS
                                          -------------     --------------
                                            2000                $30,598
                                            2001                 26,228
                                            2002                  7,450
                                                             -------------
                                                                $64,276
                                                                 =======

Subsequent to December 31, 1999, the Company entered into two leases, which will require lease payments of $10,702 in the year
2000 only.


NOTE 9 - GEOGRAPHIC AREAS, MAJOR CUSTOMERS AND SUPPLIERS

The  Company  had sales of $18,062 and $183,788 to Taiwan  during
1999 and 1998, $100,326 to Japan, $56,020 to Malaysia and $49,397
to   Australia  during  1999  with  the  remaining  sales   being
predominantly generated in Canada.

All  of  the  Company=s long-lived assets are located in  Canada, except  for  manufacturing equipment in the  amount  of  $401,872 located in Malaysia.

During  the  year ended December 31, 1999, the Company  purchased
approximately  27%  of  its  materials  from  one  supplier.   At
December 31, 1999, $4,936 was due that supplier.

The  Company  sold a substantial portion of its  product  to  one
customer  in 1999 and a different customer in 1998.   During  the
year ended December 31, 1999 and 1998, sales to these customers aggregated $49,397 and $121,499.


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1998





NOTE   9  -  GEOGRAPHIC  AREAS,  MAJOR  CUSTOMERS  AND  SUPPLIERS
(Continued)

During the year ended December 31, 1998, the Company purchased approximately 34% of its materials from one supplier.
At December 31, 1998, there were no amounts due to that supplier. The supplier filed for bankruptcy in 1998 and the Company has established relationships with other suppliers.


NOTE 10 - MANAGEMENT=S PLANS

The Company has recurring losses, which for the year ended December 31, 1999 amounted to $664,525, which was a significant reduction from $1,285,834 for the year ended December 31, 1998. While the Company is expected to be able to meet its current obligations, its future is dependent on the ability to obtain capital infusions and/or develop profitable operations.

Management is in the process of instituting certain revenue enhancing measures, including the establishment of other manufacturing facilities in Malaysia, and continuing expansion of its exports to other areas of the world, including Australia, Japan, Malaysia, Hong Kong and other Asian countries.
                        [INSERT F/S]

(b). Reports on Form 8-K.
None

                           SIGNATURES

In  accordance  with  Section  13  or  15(d)  of  the  Securities
Exchange  Act  of  1934,  the registrant  has  duly  caused  this
report   to   be   signed  on  its  behalf  by  the  undersigned,
thereunto duly authorized.

Avani International Group, Inc.

/s/ Robert Wang                             March 29, 2000
------------------------                    -----------------
Robert Wang                                     Date
Principal Executive Officer

In  accordance  with  the  Exchange Act,  this  report  has  been
signed   below  by  the  following  persons  on  behalf  of   the
registrant and in the capacities and on the dates indicated.


/s/ Robert Wang                              March 29, 2000
-----------------------                     ------------------
Robert Wang
Director


/s/ Dennis Robinson                          March 29, 2000
-----------------------                     -------------------
Dennis Robinson
Director


/s/ Jeffrey Lightfoot                        March 29, 2000
----------------------                      -------------------
Jeffrey Lightfoot
Director



                        EXHIBIT (xx)
                   JOINT VENTURE AGREEMENT

THIS AGREEMENT is made and entered into this February 18, 2000.

BETWEEN: AVANI INTERNATIONAL GROUP INC., a company incorporated under the laws of State of Nevada and having its principal place of business at Suite 328, 17 Fawcett Road, Coquitlam, British Columbia V3K 6V2 Canada.

          (hereinafter called "AIG")

AND: AVANI O2 WATER SDN. BHD., a corporation organized under the laws of Malaysia and having its business office at No.2, Jalan 37, Taman Desa Jaya, Kepong
          52100 Kuala Lumpur, Malaysia.

          (hereinafter called "AOW")

WHEREAS:

a) AIG has certain exclusive technology with the value of US$12.5 million and the proprietary technology is able to dissolve large amounts of oxygen in purified water for application in the bottled water industry;
b) AIG has agreed to grant to AOW the exclusive right and license to produce and sell AIG's proprietary enriched water products; all on the terms and conditions herein set forth.

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

2.   GRANT OF LICENSE
2.1 Subject to the terms and conditions set forth in this Agreement, AIG hereby grants to AOW and AOW hereby accepts from AIG the exclusive world wide rights and licenses (the "Licences") to:
a)   to  have  access  to  and  to use for  all  purposes  herein
     set   forth,   AIG's  documents,  records,  trade   secrets,
     engineering reports, formulae, studies, data and information
     comprising   or   otherwise  relating  to  the   Technology,
     Proprietary Rights and the Products;
b)   to   undertake  manufacturing  of  the  Products  except  in
     Canada;
c)   to  undertake  research,  development  and  modification  of the Products;
d)   to  sell,  market,  promote and exploit the  Technology  and
     Products;
e)   to   use   the   Proprietary  Rights  in   connection   with
     carrying out the above;
f)   to  use  the  Names  and Marks in connection  with  carrying out the above;
g) to use and exploit the Technology and Products for all uses, purposes and applications, whether known or unknown as of the date of this Agreement; and
h)   to   grant   or   enter   into   sub-licenses   or   similar
     agreements with third parties whereby such third parties may undertake any of the above rights of AOW.
2.2 AOW has the exclusive world wide rights and licenses except Canada; where AIG or its subsidiaries has the rights to manufacture and market its products worldwide.
2.3  AIG shall refer all inquiries, pertaining to the
licenses to AOW.
2.4 In consideration of the grant of the Licences , AOW hereby agrees to pay to AIG or its subsidiaries a 2% gross revenue royalty, and licensing fee $500,000 per production facility established in the manner as set forth in paragraph
     5.1 and 5.2 respectively hereof.
2.5  AOW hereby agrees to pay 20% of AOW's net profit to AIG or its subsidiaries in the manner as set forth in paragraph
     6.1 hereof.
2.6 AIG & its subsidiaries have the right to appoint representatives & distributors to market and promote the products worldwide which are manufactured in Canada.
3.   OBLIGATIONS OF AIG
     3.1  AIG hereby represents, warrants and covenants in favour of AOW that:
a)   AIG  is  the sole owner of the Products, the Technology
     and the Proprietary Rights;
b) The Technology is proprietary to AIG, and to the knowledge of AIG, no other person has a similar technology;
c) AIG owns or where deemed appropriate has undertaken steps to obtain patents or otherwise protect its interest in the Products, Technology and Proprietary Rights;
d)   AIG will continue to undertake research and development
     to  enhance  and  improve the Products, Technology  and
     Proprietary Rights;
e) AIG will advise and forthwith make available to AOW all enhancements, modifications, derivatives, improvements and replacements to the Products, Technology and Proprietary Rights;
f) Subject to the non-disclosure provisions contained herein, AIG will provide to AOW all information pertaining to the Technology and the Proprietary Rights.
g)   AIG   shall   assist   AOW  to  set  up   manufacturing
     facilities.

4.   OBLIGATIONS OF AOW
4.1 AOW will source and secure factory space in Malaysia, be it leased or purchased outright. If purchased outright, AOW will pay for it. If leased, it is the responsibility of AOW to service the lease.
4.2 AOW will be responsible entirely for the marketing costs, overheads, payroll, and all other operating costs associated with the factory. AIG will not be responsible for contributing any funds or Equipment. AOW will be responsible for financing all loses incurred and costs associated therewith. All of the above capital and operating costs will be absorbed by AOW until such time as the production line is operating on a profitable basis.
4.3 AOW will designate December 31 as its fiscal year end to assist AIG in its year end consolidation.
4.4 AOW will prepare and maintain adequate books, records and accounts of its operations, which shall be audited yearly in accordance with United States Generally Accepted Accounting Standards (U.S. GAAP) by an independent firm of auditors. Such annual audited financial statements converted to U.S. dollars, will be completed and sent to AIG on or before the end of February of each year.
4.5 AOW will provide AIG with quarterly financial statements for quarters ending the last day of March, June and September in a prompt manner.
4.6  AOW shall purchase the filteration, Avani Oxygen
Enriched machine, PET Line Equipment and other related necessary machinery from AIG or its subsidiaries and to install the equipment for the Manufacturing Plant with a complete system of 30,000 GPD Purified Water Station with Bottling Plant.
4.7 AOW will conduct its business in compliance with all applicable laws and regulations in the region and country it is located, and it will obtain all licences necessary to conduct its business.
4.8 AOW will not, at any time, reveal or otherwise disclosed to any person, firm, corporation, association or other entity any of the confidential information or data which AOW may have acquired in connection with receiving, operating, and inspecting the Technology and/or Equipment.
This covenant shall survive the termination of this Agreement for any reason other than as contemplated by paragraph 3.1 (f).
4.9 AOW will commence operation of the manufacturing facility on or before December of year 2000.
4.10 AOW agrees to the appointment of two directorships by AIG to the board of AOW.

5.   ROYALTY AND FEES
5.1  The   2%  gross  revenue  royalty  will  initially   be
     calculated annually, based on AOW's annual audited financial statements. For purposes hereof, "gross revenues" mean the aggregate cash or kind received by AOW from the sale of its
     Product.   Unless otherwise challenged,  the  financial
     statements prepared by the independent auditing firm will be considered definitive. Initially the royalty will be payable within 60 days of preparation of the annual audited financial statements; however, once AOW has completed one profitable year, the royalty will be calculated quarterly on the last day of each of March, June and September of each year, and payable within 60 days of the end of each year. In each year, the determination of annual gross revenues will be calculated by the independent auditors, and any difference in payment of the royalty will be either paid by AOW or offset against the next annual payment made by AOW.
5.2 The licensing fee of $500,000 per production facility is payable to AIG or its subsidiaries on or before 6 months from the date of each facility is commissioned and begins productions.

6.   PROFIT SHARING
6.1 In consideration of AIG granting the exclusive world wide rights and license, AOW agrees to pay to AIG or its subsidiaries an ongoing amount equal to 20% of the net profits realized by AOW from time to time, payable within 90 days of the end of each financial year. For purposes hereof "net profits" will be net profits after tax calculated in accordance with U.S. GAAP, as determined by an independent firm of auditors acceptable to both parties.

7.   ADDITIONAL MANUFACTURING FACILITIES
7.1 The same terms and conditions of this Agreement are applied to any additional manufacturing facilities.

8.   TERM
8.1 The term of the Licences granted herein shall be for an initial period of 30 years from the date of February 18, 2000, and shall automatically renew for another 30 years provided that AOW is not otherwise in default hereunder.

9.   DEFAULT
9.1  An event of default shall occur if:
a) AOW fails to pay AIG or its subsidiaries any amount when due, and such failure continues for a period of 30 days following receipt of written notice of such failure by AIG;
b)     AOW  files  for  relief  or  liquidation  under   the
  bankruptcy, insolvency or similar laws of its jurisdiction;
c)     AOW   consents  to  the  appointment  of  a  trustee,
  custodian, receiver or an officer of similar powers,
d)    AOW is subject to the execution of a judgment; and any
  such  event  is  not  cured within 30 days  following  the occurrence of such event;
e) AOW breaches any term, covenant or condition of this Agreement and such breach is not cured within 30 days following receipt of written notice of such breach by AIG;
f)    AOW fails to receive or maintain the necessary permits
  or licences from any governmental authority within the territory necessary for it to conduct its business within such  jurisdiction  and  such  failure  continues  for  30 consecutive days.
g) In the event of an occurrence of default, AIG, without prejudicing its other rights and remedies, may declare this Agreement terminated and of no force and effect;
9.2 Upon the termination of this Agreement for any reason set forth in paragraph 9.1:
a) all rights of AOW under this Agreement shall cease forthwith and AOW shall cease conducting its business of manufacturing and sale of the Products and shall cease using the Technology and Equipment.
b) AOW, within 30 days from the date of termination, will provide AIG with a final accounting statement and shall remit all royalties due and owing to AIG or its subsidiaries. The accounting statement shall identify the gross sales of the Product from the last statement provided by AOW.
9.3 An event of default shall occur if AIG breaches any term, covenant or condition of this Agreement and such breach is not cured within 30 days following receipt of written notice of such breach by AOW. In the event AIG should default under this Agreement, AOW's obligations to pay royalties and shares of profit will cease until the default is remedied.

10.  MODIFICATION AND ENHANCEMENTS
10.1 It is a fundamental term of this Agreement that AIG will not create or design a product and compete, directly or indirectly, with AOW. AOW will be entitled to the rights and licences referred to herein pertaining to all Products now or at any time during the term of this Agreement available to AIG. AIG agrees that all future enhancements, improvements, derivatives, modifications and replacements of the Products by AIG, whether based on existing Products, or derived independently which may in any way compete with an existing or future Product, shall be made available to AOW under this Agreement.
10.2 AIG reserves the unfetted right to modify and improve the Products and the Technology, and in the event the Products or the Technology are replaced by a modified or improved product or technology, this Agreement shall be read to include the modified or improved product or technology.
10.3 AOW may also undertake research and development toward modifying and improving the Products and Technology, and in the event the Products of Technology are replaced by a modified or improved product or technology, this Agreement shall be read to include the modified or improved product or technology.
10.4 AOW may request that AIG undertake research and development toward the modification, enhancement or improvement of the Products or Technology in certain manners or to obtain certain end results. AOW will pay AIG's costs in undertaking the same on the basis of previously agreed to budgets.
10.5 All derivations, revisions, enhancements, modifications or improvements made to the Products and Technology, by both
AIG and Licensee, shall be and remain the property of AIG, but shall form "Products" or "Technology" hereunder and be subject to the terms of this Agreement.

11.  NAMES AND MARKS
11.1 AOW may designate, develop, commission and use various Names and Marks in selling and promoting the Products; and AIG acknowledges that AOW shall retain ownership of all Names and Marks used by it. Any goodwill associated with the Names and Marks shall enure exclusively to the benefit of AOW.

12.  NON-DISCLOSURE OF INFORMATION
12.1 AOW hereby acknowledges that the information contained herein and all other information, whether oral or written, otherwise disclosed to AOW by AIG pursuant to this Agreement has been disclosed to AOW in the strictest confidence and accordingly, AOW hereby covenants and agrees that AOW will not otherwise than in accordance with the terms of this Agreement, either during the term of this Agreement, or at any time thereafter anywhere in the world, make use of , for its own use or otherwise, or disclose any information with respect to the Products, the Proprietary Rights, or the business or affairs of AIG that it may obtain from AIG pursuant to this Agreement.

13.  INDEMNIFICATION
13.1 AOW,  its successors, transferees and assigns,  jointly and severally, do hereby forever indemnify, covenant to defend and hold harmless AIG, their affiliates, officers, directors, contractors, sub-contractors and successors in interest from any and all claims, losses (consequential or
     otherwise),   demands,  causes  of  action,   lawsuits,
     administrative actions, losses and expenses, including reasonable attorneys' fees, of any kind, character of nature, arising from or in any way connected, directly or indirectly, with the business of AOW, including operation of the Equipment, the use of the Technology, or the sale of the Product.

14.  INDEPENDENCE
14.1 Neither party shall have the authority to act on behalf or bind the other party.

15.  NOTICES
15.1 Any notice or other communication required or permitted hereunder shall be made in writing, and shall be deemed to have been given if placed in the mail, registered and certified, postage prepaid, or if personally delivered, to the addresses stated above.

16.  LAW AND ARBITRATION
16.1 This Agreement shall be governed in accordance with the laws of the Province of British Columbia and the laws of Canada then in force and effect.
16.2 In the event of any dispute arising between the parties concerning this Agreement or its enforceability, the same shall be settled by a single, arbitrator pursuant to the provisions of the Commercial Arbitration Act (British Columbia), or any successor legislation then in force.

17.  AGREEMENT, MODIFICATION, WAIVER AND HEADINGS
17.1 This Agreement constitutes the entire agreement between the parties hereto pertaining to the subject matter herein and supercedes all prior and contemporaneous agreements, understandings, negotiations and discussions among the parties, written or otherwise. No supplement, modification or waive or termination of this Agreement shall be binding unless executed in writing by the party to be bound thereby.
17.2 All exhibits, schedules and documents referred to in this Agreement are incorporated herein for all purposes. Moreover, the recitals set forth above are likewise incorporated herein for all purposes.
17.3 The terms and provisions herein shall be binding on and inure to the benefit of the parties hereto, and their respective transferees, successors and assigns.



IN WITNESS WHEREOF the parties have caused this Agreement to be effective all as of the date set forth above.


A Common Seal of AVANI INTERNATIONAL    )
GROUP INC. is affixed in the presence of:          )
                                    )
                                    )

                                   ___________________________________
                              _____
                                   Director
                                   Director/Co. Secretary

















A Common Seal of AVANI O2 WATER      )
SDN. BHD. is affixed in the presence of:       )
                                )
                                )

                                   _______________________________________
                              _____
                                   Director
                                   Director/Co. Secretary

                         EXHIBIT "A"

               AIG OXYGEN ENRICHMENT EQUIPMENT

AVANI ADVANCED OXYGEN ENRICHEMENT EQUIPMENT

Avani Oxygen Enrichment Equipment is to stimulate the atmospheric conditions of rain water. Ozone and ozone lattices allow the oxidation potential to be multiplied tremendously. The equipment is composed of three processes including electron bond angle shifter , oxygen infusion process and the vortex cyclonic shifter. AVIG will continuously work on R & D to improve the preceding mentioned processes. Their functions and methods of improvement are shown as follows:

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



                         EXHIBIT "B"

          LIST OF FILTERING AND BOTTLING EQUIPMENT
    30,000 GPD Purified Water Station with Bottling Plant
                  TECHNICAL SPECIFICATIONS


Item   Accessories of Raw Water Storage Tank
  1
       Quantity   Four (4)
       :          High Density Polyethylene
       Material:
       Accessori  (4) 16" manway
       es:
                  (4) Outlet nozzle 2" dia.
                  (4) Inlet nozzle 2" dia.
                  (4) Ozonated water return 11/2" dia.
                  (4) Low and high level switches
                  (4) Set ozone diffusers

Item   Twenty Micron Cartridge Filter Housing
  2
        Quantity  Two (2)
               :
       Material:  -316SS const. housing
       Cartridge  Qty: 8 nos. 21/2"x 10" long
              s:
       Material:  -polypropylene construction cartridge
         Rating:  -20 microns
       Accessori  -(1) 11/2" inlet isolation valve
             es:
                  -(1) 11/2" outlet isolation valve
                  -(1) 1/4" vent valve
                  -(2) Inlet and outlet pressure gauges

Item   Ozonator  Equipment, totally enclosed self contained  ozone
  3 generator and oxygen generator in a single epoxy coated aluminum structure.

       Quantity   One (1)
       :
       Model      G-21
       No.:
       Capacity:  0.84 Lbs./day
       Dimension  45 cm height x 40 m. width x 22.5 cm depth
       s:
       Weight:    22 Kgs.
       Accessori  -(3) 1 1/2" isolation valves.
       es:
                  -(1) Ozone venturi type eductor
                  -(1) Lot PVC piping
                  -(1) Ten micron cartridge filter





       Ozone Recirculation Pump

       Quantity   One (1)
       :
       Type:      Stainless steel, close coupled centrifugal pump
       Model      CDU series
       No.:
       Capacity:  20 gpm at 45 psi
       Size:      1" x 1 1/4" x 6-3/16"
       Motor:     2 HP, 415V, 3Ph, 50Hz motor
       Accessori  (1) 1 1/2" suction valve
       es:
                  (1) 1" discharge valve
                  (1) Discharge pressure gauge 0-100 psi
                  (1) Discharge check valve

Item   Raw Water Pumps assembled and mounted on a skid:
  4

       Quantity : Two (2)
       Type:      Stainless steel, close coupled centrifugal pump
       Model No.: CDU series
       Capacity:  30 gpm at 45 psi
       Size:      1" x 1 1/4" x 6-3/16"
       Motor:     3 HP, 415V, 3Ph, 50Hz motor
       Accessorie (2) 1 1/2" suction valve, PVC const.
       s:
                  (2) 1" discharge valve, PVC const.
                  (2) Discharge pressure gauge 0-100 psi, 1/4" lower mounting
                  (2) Discharge check valves

Item   Duty-Standby Multimedia Filters
  5
       Quantity : Two (2)
       Model:     31F1855MM
       Vessels    18" x 85"
       size:
       Media:     5.5 ft3 of anthracite and silica sand
       Power      220V, 1Ph, 50Hz
       supply:
       Pipe size: 2"
       Dimensions 18" x 18" x 75" (LxWxH)
       :
       Weight:    577 Lbs.
       Accessorie (1) time controller valve
       s:
                  (1) filter lateral

Item   Duty-Standby Activated Carbon Media Filters
  6

       Quantity : Two (2)
       Model:     31F24100AC
       Vessels    24" x 72"
       size:
       Media:     10 ft3 of activated carbon media 12 x 40 mesh
       Power      220V, 1Ph, 50Hz
       supply:
       Pipe size: 2"
       Dimensions 24" x 24" x 81" (LxWxH)
       :
       Weight:    480 Lbs.
       Accessorie (1) time controller valve
       s:
                  (1) filter lateral

Item   Duty-Standby by Softener Units
  7

       Quantity : Two (2)
       Model:     28F18150
       Exchange   150,000 grains at 15 Lbs./ Ft3
       cap.:
       Vessels
       Sizes:
         Softener 18" x 65"
            tank:
            Brine 24" dia. X 48" high, polyethylene const.
            tank:
       Resin      5 ft3
       volume:
       Salt       525 Lbs.
       storage:
       Power      220V, 1Ph, 50Hz
       supply:
       Pipe size: 1 1/2"
       Accessorie (2) Softener control valve
       s:
                  (2) Softener laterals
                  (2) Brine valve assembly

Item   Ultraviolet Sterilizer Lights
  8
       Quantity :   One (1)
       Model:       UVS-24A
       Flow rate:   24-30 gpm
       Inlet/outle  1" MNPT
       t size
       Lamps:       170 watts
       Chamber      316SS
       material
       Control      Aluminum
       panel:
       Dimensions:  37" high x 7" dia. X 9.5"
       Power        220V, 1Ph, 50Hz
       supply:
       Shipping     23 lbs. each.
       weight:

Item   Skid  Mounted  Reverse  Osmosis Unit with  second-pass  RO,
  9 30,000 GPD second-pass product capacity, Aquamatch model TFZ-33-AG, piped, wired and tubed. Factory assembled on the skid, consisting of the following components:
       Technical Parameters:
       Quantity:       One (1)
       Model:          TFZ-33-AK with second pass RO design
       Apprx. size:    240" x 52" x 55"
       Shipping wt.    1,800 Lbs.
       Product water   37,296 gpd and 30,000 gpd
       output:
       Feedwater type: Less  than  1,500 ppm 1st pass and  30  ppm
                       2nd pass
       Recovery:       Up  to  75% recovery 1st pass and  85%  2nd
                       pass
       Motor           415Volts, 3Ph, 50Hz
       electrical:
       Membrane mftr.: Osmonics Desal or equal
       Min. inlet      30 psi
       pressure:
       Max. inlet      70 psi
       pressure:
       Max. temp.:     40oC
        Max. conc. PH  8.0
       Feedwater flow  34.5 gpm 1st pass/ 25.9 gpm 2nd pass
            rate:
         Reject flow   8.6 gpm 1st pass/ 3.9 gpm 2nd pass
            rate:
        Product flow   25.9 gpm 1st pass/ 22 gpm 2nd pass
            rate:
         Connections
           Inlet:      11/2"
        Concentrate:   1/2"
          Product:     1"


       Technical Specification of Each Component
       Prefilter: Two (2) duty-standby 5 micron sediment polypropylene construction (multiple cartridges), shell constructed in 304 Stainless Steel, top loading housing.
       Frame: This system is fully skid mounted on heavy duty carbon steel frame, completely sand blasted, primed, and enameled fuse coated for maximum corrosion resistance and durability.
       High Pressure Pump: High pressure multistage centrifugal pump Two (2) in series, internal Stainless Steel moving parts. Manufactured by Grundfos Pumps. Heavy duty and corrosion resistant.


       Reverse Osmosis Pressure Vessel: Heavy duty Reverse Osmosis pressure vessel housings are constructed in fiberglass. End cap retainers are constructed of Stainless Steel. The exterior of the pressure vessel is enameled coated white and wrapping with stainless steel materials. Easy membrane removal, inspection, and installation.
       TOTAL QUANTITY: 9
       Reverse Osmosis Membrane Elements: The Reverse Osmosis membranes used in this application will be manufactured by Osmonics Desal. Membranes shall be thin film composite
       (TFC)  spiral  wound type and shall be 4" x  40"  long  and approved by FDA.
       TOTAL QUANTITY: 45
       Sample Permeate Ports: Sample ports will be installed in each Reverse Osmosis pressure vessel to allow evaluation of the product water quality.
       Main Electrical Enclosure: Totally enclosed NEMA 4, corrosion resistant control box.
       Flow  Meters:  Panel  mounted  product  water  flow  meter.
       Rotary meter type.
       Flow  Meters: Panel mounted reject water flow meter. Rotary meter type.
       Pressure Gauges: Stainless Steel liquid filled pressure gauges mounted on main control panel for maximum visibility. A total of 8 pressure gauges will be provided:
       - Inlet low pressure
       - Delta low pressure between the two prefilter
       - Post low pressure gauge
       -    Inlet high pressure to RO membranes
       -    Post high pressure after RO membrane
       High Pressure Regulator Valve: Heavy duty Stainless Steel pressure regulator, constructed in 316 Stainless Steel. This regulator will allow the operator to adjust the back pressure in the Reverse Osmosis membranes.
       Product Water Conductivity Monitor: Analogue readout of the total dissolved solids for the final product water quality of the Reverse Osmosis system. The sensor used is a compensated probe. A set point can be set so that the Reverse Osmosis plant will shutdown at any desired quality readout. The Reverse Osmosis unit has a 5 minute time delay before shutdown. The monitor is completely panel mounted in the front of the electrical control box.
       Inlet Automatic Shut off Valve: This valve will close the inlet feedwater flow rate to the Reverse Osmosis when shutdown.
       Programmable Logic Control (PLC): The equipment features state of the art PLC system to accurately monitor and control all the different functions of the Reverse Osmosis plant.
       Magnetic Starter: All of the motor in the Reverse Osmosis plant are equipped with magnetic motor starters.
       Breakers and Relays: All of the breakers and relays in the Reverse Osmosis plant feature state of the art Allen Bradley.
       Visual Indicator Lights: The following indicator lights are featured standard on our equipment:
       -                                   Tank filling (yellow)
       - Tank full (green)
       - Low water pressure (yellow)
       - High water pressure (yellow)
       - High pressure pump overload (yellow)
       - Alarm on (red)
       - System in manual operation (green)
       - System in automation mode (green)
       - High pressure pump on (green)
       - Main control switch (MANUAL-OFF-AUTOMATIC)
       - Emergency shutdown switch
       Main Disconnect Switch: This feature will allow the disconnection of the electricity to the complete Reverse Osmosis plant.
       Product Water Float Switch: This feature will allow the Reverse Osmosis to stop and start automatically in conjunction with the product water storage tanks.
       Low Pressure Piping and Valves: All low pressure piping and valves will be supplied in rigid PVC schedule 80 and flexible reinforced plastic polyethylene tubing.
       High Pressure Piping and Valves: All high pressure piping and valves will be supplied in Stainless Steel.

Item   RO Membrane Cleaning System
 10
       Technical Parameters: This feature will allow the operator to conduct a complete cleaning of the Reverse Osmosis membranes when the product quality drops of 15% and the output decreases of 15%. The following is a list of what the integrated cleaning system includes:
         Skid mounted
       - Pre-plumbed for easy operation
       - Electrical  control functions on main control  electrical panel
       - 5-micron    polypropylene   cartridges.     Housing    is
         constructed of 304 Stainless Steel
       - Polyethylene cleaning tank
       - Stainless steel recirculating pump
       -    Built-in filling valve to fill tank with pure water
       -    Drain valve to be connected directly to drain system

Item   Ozonator  Equipment: totally enclosed self contained  ozone
 11 generator and oxygen generator in a single epoxy coated aluminum structure.

       Model:          G-21
       Capacity:       0.84 Lbs./day
       Dimensions:     45 cm height x 40 m. width x 22.5 cm depth
       Weight:         22 Kgs.
       Accessories:    (3) 1 1/2" isolation valves
                       (1) Ozone venturi type eductor
                       (1) Lot PVC piping

Item   Accessories of R.O. Water Storage Tank
 12
       Quantity   One (1)
       :          High Density Polyethylene
       Material:
       Accessori  (1) 16" manway
       es:
                  (1) Outlet nozzle 2" dia.
                  (1) Inlet nozzle 2" dia.
                  (1) Ozonated water return 2" dia.
                  (1) Low and high level switches
                  (1) Set ozone diffusers




Item   R.O. Raw Water Booster Pumps:
 13

       Quantity : One (1)
       Type:      Stainless steel, close coupled centrifugal pump
       Model No.: CDU series
       Capacity:  20 gpm at 50 psi
       Size:      1" x 1 1/4" x 6-3/16"
       Motor:     3 HP, 415V, 3Ph, 50Hz motor
       Accessories: (1) 1 1/2" suction valve, PVC const.

                  (2) 1" discharge valve, PVC const.
                  (1) Discharge pressure gauge 0-100 psi, 1/4" lower mounting
                  (2) Discharge check valves


Item   One Micron Cartridge Filter Housing
 14
        Quantity :  One (1)
         Material:  -316SS const. housing
            Model:  SST-20
             Rated  30gpm
         capacity:
        Cartridges:  Qty: 1 nos. 2 1/2"x 10" long

         Material:  -polypropylene construction cartridge
           Rating:  -1 microns




Item   Ultraviolet Sterilizer Light
 15

       Quantity :   One (1)
       Model:       S24Q/2
       Flow rate:   24-30 gpm
       Inlet/outle  1" MNPT
       t size
       Lamps:       170 watts
       Chamber      316SS
       material
       Control      Aluminum
       panel:
       Dimensions:  37" high x 7" dia. X 9.5"
       Power        220V, 1Ph, 50Hz
       supply:
       Shipping     23 lbs. each.
       weight:


Item   Oxygen Enrichment Process
 16    See Exhibit A


       PET BOTTLING PLANT:
       The line is capable of washing, filling, capping, labeling and coding bottles with a total water volume of 3600 liters/hour:
       0.5 L bottles at a rate of 7200 bottles per hour
       1.5 L bottles at a rate of 2880 bottles per hour
Item   Rinser:  Bottle  Rinser- (0.5-2 liter bottles).   304  stainless
 17 steel construction, 12 pressure rinse sprayers, fully adjustable to operate with the Fill Table.
Item   Filler:  Gravity  Filler Assembly Table- (0.5-2 liter  bottles).
 18 304 Stainless steel construction, with ozone and UV resistant poly hoses, connections, microprocessor controlled 12 fill heads, 220 V.
Item   Automatic  Capper:  Fully automatic capper,  complete  with
 19    vibratory  bowl,  adjustable cap chute,  three  cubic  foot
       hopper,   fully  adjustable,  variable  speed  controllers,
       clutch (set of two), double gripper belts, stainless steel gripper belt assembly, NEMA 4 controls and switches, stainless steel frame, and wooden shipping crates 220 V.
Item   Automatic  Labeler:  Labeler-  Automatic  labeling  system.
 20 Includes stand spooler and conveyor adjustable connections. Labels round bottles up to 2 liter. Quick change over from
       one   size   to  another,  adjustable  head,  photoelectric
       products sensor for accurate label placement, easy access control panel 220V.
Item   Packaging System:
 21
       Quantity :      One (1)
       Type:           Adjustable case sealer
       Box             Style regular slotted container
       Bursting test:  125 to 275 lbs. per square inch, single  or double
       Tape:           1.5"  to 2" tape leg length and upper  mast
                       stops relocated
       Machine:
          Power:       220V, 1ph, 50Hz
          Weight:      321 lbs. (created)
       Operating       Upto 30 cases per minute
       rate:
       Box drive-belt  75 ft per minute
       speed:
       Operating       Dry clean environment
       condition:

Item   System Air Compressor:  Air Compressor, 5 HP Ingersoll Rand
 22    2340-L5 (220 volt, 1 ph, 50 HZ), 60 gallon tank, 15.2  CFM,
       100 PSI. Air pressure regulator regulator/ moisture filter Air hose, heavy-duty industrial hose w/ QC fitting 25'.

Item   Ozonation  System to Ozonate "Rinse" Water:   Frame  Mount,
 23 Ozone generator, oxygen generator, interlock box, 220V/ 50 Hz with stainless steel repressurization pump skid complete with contractor, motor protector, low tank safety control circuit, SS pump, 220 VAC, 1 ph, 50 Hz.


              SYSTEM ACCESSORIES OF PET LINE SYSTEM:

       Coding System -Hot Stamp: Automatic jet ink coder system onto the bottle for up to 100 labels/ minute, codes vertically or horizontally, 37-1/8" high characters for date code, mounts on Automatic Labeler 220V. Codes and dates are placed on label itself.
       Accumulator  Turntable:  60" Dia Turntable to  collect  the capped and labeled bottles. Adjustable Height. 304 stainless steel construction powered with a variable speed drive.

       High Efficiency Clean Room Air Cleaner: (Clean Room to be built by customer) Non electronic extended surface mechanical-type unit. Utilizes a unique filter media where the level of airborne particles must be kept low, emits no ozone, 3 speed blower will handle up to 15,000 ft3 of space, 8 foot cord, 6.5 amps, 120 volts, 50 Hz., 1 phase.

       Unscramble Turntable: 60" Dia Turntable with special half-moon plate to arrange the empty bottles and feed them to the conveyor. Adjustable Height. 304 Stainless steel construction powered with a variable speed drive.

       Converyor (s): A total of 85 feet Straight Conveyor length and two 90o Turn Conveyors, to transfer the bottles across the entire bottling process, starting with unscramble turntable and ending with the accumulator turntable. Conveyors are driven by built-in electric motors and pass inside/ under all the bottling equipment. The body of the conveyors will be constructed of 304 stainless steel. The conveyor belt itself will be constructed of CETAL plastic material. Unlike steel, the rotating CETAL conveyor plates will not produce any noise. They are also more resistant to bending and twisting and much less expensive.

Item   Motor  Starter  Main Control Panel:  In NEMA 12  Enclosure,
 24 motor starter panel shall consist of magnetic motor starters, relays and accessories required to run each motor.

Item   Main Instrumentation & Control Panel:  with panel view man-
 25    machine-interface and Programmable Logic Controller (PLC).
Item   Laboratory Equipment: to include the following:
 26    -Dissolved oxygen meter, model 870
       -PH/conductivity meter
       -Auto-vac release unit (bacteria detect)
       -Isotemp incubator
       -Yeast mold test kit, Chloroform P/A test kit, Test tubes






                        EXHIBIT (xxi)
                          AGREEMENT


This Agreement is made on the 4th day of January, 2000.

BETWEEN:  AVANI  INTERNATIONAL MARKETING  CORP.,  a  British
          Columbia, Canada company, having its Business office at Suite 328-17 Fawcett Road, Coquitlam,
          B.C., Canada V3K 6V2

          (Hereinafter called "AIMC")


AND:      AVANI   WATER  CORPORATION  SDN  BHD,  a  Malaysia
          company,  having its business office at  Room  819
          (8th  Floor)  Sun  Complex, Jalan  Bukit  Bintang,
          55100 Kuala Lumpur, Malaysia.

          (Hereinafter called "AWC")


WHEREAS AWC will create a marketing network in the Territory
(see definition under SECTION 1)

WHEREAS AIMC has been appointed by Avani Water Corporation of Canada (hereinafter called "Avani") to have the sole right to set up a marketing arm to market the Avani Oxygen Enriched Water ("the Said Product") (see definition under
SECTION 1), and it desires to further expand its sales to potential distributors and marketers in the Territory.

WHEREAS AIMC desires to appoint AWC to market Avani Products on a non exclusive basis to wholesale outlets and to seek distributors and marketers for Avani and its associated company in the Territory.

AND WHEREAS AWC desires to market Avani Products, utilizing its marketing expertise to wholesale outlets and to seek distributors and marketers in the Territory, and the parties have made an agreement which they now record in this Agreement.

NOW THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:


SECTION 1 - DEFINITIONS

1.00 Territory shall mean worldwide.
1.01 Products shall mean the 500ml and 1.5 litre bottled oxygen enriched water produced by Avani from the existing manufacturing facilities only at Suite 328-17
     Fawcett Road, Coquitlam, B.C., Canada V3K 6V2


SECTION 2 - SCOPE OF THE AGREEMENT

2.00 This Agreement covers within its scope all phases of marketing Avani Products by AWC in the Territory.

2.01 The essence of this Agreement is the establishment of marketing networks of the Products by AWC and the dedication of AWC to create a market for the Products to wholesale outlet, distributors and marketers in the Territory.


SECTION 3 - THE APPOINTMENT

3.0 AIMC hereby appoints AWC and AWC agrees to be appointed on a non exclusive basis, to introduce the Products to wholesale outlets distributors and marketers in the Territory.

3.01 As part of the appointment, AIMC grants AWC the right to,
     a) use and demonstrate the Products from the existing manufacturing facilities.
     b) assist AIMC to recruit international marketing personnel and office staffs.
     c) advertise and market the Products in the Territory at the expense of AIMC.
     d)   assist AIMC to set up a marketing office space in Kuala
          Lumpur, Malaysia.
     e) assist AIMC to purchase office equipment such as computers, furniture, telephone system, office renovation, office stationary and etc.
     f) authorize AWC to sign an agreement with distributors or marketers on behalf of AIMC.

3.02 AIMC hereby appoints AWC to look after the office day to day operation and management.

3.03 Except  for  the  rights granted  pursuant  to  Section
     3.01,there are no other rights granted to AWC.

3.04 AIMC shall reimburse all expenses & commissions (if any) to AWC on a monthly basis.


SECTION 4 - OBLIGATIONS OF AIMC

4.00 AIMC   will  provide  AWC  supply  of  all  promotional
     materials.

4.01 AIMC will advance the loan to AWC when required, pending to the agreement by both parties.

4.02 AIMC will reimburse all expenses incurred by the office in Kuala Lumpur, Malaysia.

4.03 AIMC will give incentive bonus to AWC, subject to the approval by the Board of Directors of AIMC.


SECTION 5 - OBLIGATION OF AWC

5.00 AWC will do everything which is possible by all practical means to create, extend and develop the market for the Products in the Territory, through consistent and continuous marketing efforts.

5.01 AWC will not market or promote any other brand of bottled water,other than the Avani Products.

5.02 AWC will seek suitable distributors and marketers for AIMC and the terms & conditions shall be determined between AIMC and the distributors and marketers in the Territory themselves.


SECTION 6 - INDEPENDENT CONTRACTOR

6.00 AWC shall carry out its obligations under this Agreement as an independent contractor and not as an agent of AIMC. Each party shall have no power or authority to bind the other Party or to assume or create any obligation or responsibility, express or implied, on the other Party's behalf, or in its name, nor shall such represent to anyone that it has such power or authority.


SECTION 7 - INDEMNIFICATION

7.00 AWC shall indemnify and hold harmless AIMC and Avani against any and all law suits, proceedings and claims brought against AIMC, and all liability, costs, damages, and expenses incurred by AIMC, based upon the wrongful acts of AWC under this Agreement.

SECTION 8 - FORCE MAJEURE

8.00 The parties agree to use their best efforts to carry out their part of this Agreement, but in the event of strikes, fires, delays of carriers, acts of God, government actions, state of war, neither party guarantees performance nor shall incur liability to the other due to the resulting inability to perform.


SECTION 9 - NOTICE

9.00 Any notice, consent, request demand or communication required or permitted to be given or delivered under this Agreement shall be given in writing and delivered by person, by registered mail, addressed to the party as its address first set out above.

     Each notice shall be deemed to have been received upon delivery to the addressee, provided that if not delivered in person, such notice shall be deemed to have been received upon expiry of 12 days from the date of mailing. Said address may be changed from time to time by written notice to the party.


SECTION 10- CONFIDENTIALITY

10.00 Both parties shall keep in strict confidence from all third parties, excluding their respective affiliates, all matters concerning the business affairs and transactions undertaken pursuant to this Agreement, except as necessary to carry out the intent of this Agreement, and the Disclosure requirements of AIMC's publicly traded parent company.


SECTION 11 - TERMINATION

11.10 AIMC and AWC have the right to terminate this Agreement by giving 30 days written notice to either party.


SECTION 12 - EFFECTIVE DATE AND TERM

12.00      The effective date of this Agreements is  January
4, 2000.

12.01 This Agreement shall be in effect on a monthly basis.


SECTION 13 - MISCELLANEOUS

13.00 This Agreement contains the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior proposals, negotiations, Agreements, understandings, representations and warranties of any form or nature whatsoever, whether oral or written, and whether express or implied, which may have been entered into between the parties relating to its subject matter.

     This Agreement supersedes all other agreements made between the parties for sales within the Territory, either verbal or written.

13.01 This Agreement is not assignable by either party without the express written consent of the non-assigning party and this Agreement is not binding upon ,nor shall it ensure to the benefit of the sucessors, assigns, or administrators of either party except for the payment of invoices pursuant to this Agreement.

13.02 This Agreement shall be deemed to have been entered into in the Province of British Columbia, Canada, on the effective date hereof. All questions concerning the validity, interpretation or performance of any of its terms or provisions, or of rights or obligations of the parties hereto shall be determined in accordance with the laws of British Columbia.



IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

Signed,  Sealed and Delivered  by                    Signed,
Sealed and Delivered by

AVANI   INTERNATIONAL  MARKETING   CORP.       AVANI   WATER
CORPORATION SDN BHD




Per:    _________________________                Per:__________________________

                    Authorized Signatory

                       EXHIBIT (xxii)
      MARKETING AND FINANCIAL CONSULTINGATION AGREEMENT


This Agreement is made as of the 23rd  day of March 2000.

BETWEEN:
     AVANI  INTERNATIONAL  GROUP INC., having  its  business
     office  at  Suite 328-17 Fawcett Road, Coquitlam,  B.C.
     Canada V3K 6V2
          (hereafter   referred  to  as  the  "Company"   or
     "Avani")

AND:
          SJH CORPORATE SERVICES INC., having an office at Suite 112, 5800 Andrews Road, Richmond, B.C. V7E 6M2
          (hereinafter referred to as "SJH").
ABC   CORPORATION,   having  its   registered   address   at
____________________________________________________________

          (hereafter referred to as "ABC")
WHEREAS: Avani, a reporting company in the United States whose shares are listed on the NASD OTC Bulletin Board, is engaged in the production and marketing of the exclusive Avani oxygen enriched purified bottled water. Avani in its efforts to expand further, is seeking further capital injection, and it wishes to engage ABCSJH to assist it in sourcing the required funding for its anticipated expansion.

WHEREAS: ABCSJH specializes in sourcing funding for companies in their infancy stage, as well as
introducing   potential  distributors  for  their  products.
          ABCSJH desires to be engaged by Avani to source the
 required funding for Avani's further expansion.

NOW THEREFORE this Agreement witnesses that in consideration
of   the  premises  and  of  the  covenants  and  agreements
contained, the parties have agreed as follows:

SECTION 1 - OBLIGATIONS OF AVANI
1.01.  As  consideration for the services  rendered  herein,
Avani hereby will grants to ABCSJH a stock option ("Stock Option") to acquire 3,200,000 shares of common stock of Avani ("Option Shares"), subject to the terms and conditions herein:
(i). The option price per share is $0.20.
(ii). The Option Shares, in the increments stated below, must be exercised on or before each respective date.
     250,000        on or before June 30, 2000.
     250,000        on or before July 31, 2000.
     1,000,000 on or before August 30, 2000.
     250,000        on or before September 30, 2000.
     1,250,000 on or before November 30, 2000.
     200,000        on or before December 31, 2000.
In the event any increment of Option Shares is not exercised on or before the respective date (as stated above), then in such event, the Option for all of the remaining unexercised Option Shares will automatically expire effective as of the respective date. The Option may be exercised for an amount less than the stated Option Share increments, subject however, to the termination provisions of the preceding sentence.

(iii). In order to exercise the Option for the Option Shares in the increments stated above, SJH must deliver to an attorney acceptable to Avani on or before the respective date (provided in ii above) for any such increment, written notice of its intention to exercise the Option accompanied by certified cheque, bank draft or money order payable to Avani for the full amount of the purchase price of such Option Shares then being purchased, provided that, such funds will be held in trust by the attorney and will be released to Avani simultaneous with the receipt by SJH of one or more stock certificates representing the number of the Option Shares then exercised. Upon receipt of funds by the such attorney, Avani will promptly (not to exceed seven days from receipt of funds) instruct the transfer agent to issue one or more stock certificates representing such Option Shares then exercised, to SJH.
(iv).  In  the  event of any subdivision,  consolidation  or other changes in the share capital of Avani while any portion of the Option is outstanding, the number of shares under Option to SJH and the exercise price thereof shall be deemed adjusted in accordance with such subdivision, consolidation or other change in the share capital of Avani.
(v). In the event that Avani shall amalgamate, consolidate with, or merge into another corporation, SJH will thereafter receive, upon exercise of the Option, the securities or property to which a holder of the number of shares then deliverable upon the exercise of the Option would have been entitled upon such amalgamation, consolidation or merger and Avani will take steps in connection with such amalgamation, consolidation or merger as may be necessary to ensure that the provisions hereof shall thereafter be applicable, as near as reasonably may be, in relation to any securities or property thereafter deliverable upon the exercise of the Option.
A sale of all or substantially all of the assets of Avani for a consideration (apart from the assumption of obligations), a substantial portion of which consists of securities, shall be deemed a consolidation, amalgamation or merger for the purposes of this Agreement.
(vi). The Option and Option Shares are restricted securities and the certificate representing the Option Shares will bear a customary restrictive legend under the federal securities laws of the United States.
(vii). The Option may not be assigned in whole or in part without the express written consent of Avani. SJH hereby represents that the Option Shares, when acquired, will be acquired for investment purposes and not with a view towards distribution. SJH hereby represents that it is sophisticated investor, and has read and reviewed all of the information, including financial, and reports filed by the Company with the United States Securities and Exchange Commission.
1.02. Avani will use its best efforts to assist ABCSJH in obtaining the latest accurate corporate information, financial data, marketing materials, and other pertinent data that may be required by ABCSJH from time to time. If and when required, management of Avani will attend meetings arranged by ABCSJH.
 .
1.03. Avani will detail out the areas where the funds when sourced, will be expended if and when sourced by SJH.

1.04. Avani will use its best efforts to aggressively market its products throughout the world.
1.05. The granting and exercise of the option by optionee are subject to the rules and regulations of the United States Securities and Exchange Commission ("Commission"), the National Association of Securities Dealers, Inc.
("NASD"), and the applicable regulatory authorities in Canada, provided that, in the event that any such rules and regulations are contravened, then this Agreement shall be null and void and of no further force and effect.
1.06 In addition to the Option, Avani shall pay SJH a finder's fee equal to 10% of the total funds received by Avani that have been directly sourced by SJH.

SECTION 2 - OBLIGATIONS OF ABCSJH
2.01. ABCSJH shall use its best efforts to raise on behalf of Avani the necessary funds of US$1 million at a minimum US$1.00 per share on or before December 31, 2000 and up to an amount of US$10 million at a minimum US$2.00 per Avani share on or before March 31, 2001, on a private placement basis, and on terms acceptable to Avani.at SJH further covenants that it will not accept from or pay to any third party remuneration of any kind regarding or relating in any way to the securities of Avani, except as otherwise disclosed in advance to Avani and accepted in writing by Avani. Avani understands that any financing will be subject to the due diligence review by such funding group. US$2.00 per Avani share, on or before December 31, 2001.

2.02. All expenses incurred by ABCSJH in sourcing the necessary funding for Avani, will be borne by ABCSJH.

2.03 The services performed by ABCSJH will comply to the rules and regulations of the Commission, The NASD and the applicable regulatory authorities in Canada, provided that, in the event that any such rules and regulations are contravened, then this Agreement shall be null and void and of no further force and effect.

2.04 SJH and third party providing such funding will be required to guarantee and confirm at the time of funding that such funds were not obtained and/or will not otherwise be in violation of or contravene any law of the United States, Canada or situs of the funding.

SECTION 3 - NOTICE. Any notice to be given under this Agreement will be in writing and will be deemed to have been given if personally delivered, delivered to, or sent by prepaid registered mail or overnight delivery addressed to the respective address of the parties appearing on the first page of this Agreement (or to such other address as one party provides to the other in a notice given according to this paragraph).

SECTION 4 - CONFIDENTIALITY. The parties shall keep in strict confidence from all third parties, excluding their respective attorneys and affiliates, all matters concerning the business affairs and transactions undertaken pursuant to this Agreement, except as necessary to carry out the intent of this Agreement.

SECTION 5 - INDEMNIFICATION. ABCSJH, its successors and assigns, jointly and severally, do hereby forever indemnify, covenant to defend and hold harmless Avani, its affiliates, officers, directors, contractors, sub-contractors and successors in interest from any and all claims, losses (consequential or otherwise), demands, causes of action, lawsuits, administrative actions, losses and expenses, including reasonable attorneys' fees, of any kind, character of nature, arising from or in any way connected, directly or indirectly, with the services rendered by ABCSJH under this Agreement or any breach of this Agreement by SJH.


SECTION 6 - TERMINATION
6.0 It is understood and agreed between the parties hereto that this Agreement will terminate at midnight on December 31, 2001.

SECTION 7 - ARBITRATION
7.0 Both parties shall act in good faith and utilize their best efforts to resolve any dispute, controversy and difference in connection with this Agreement, to their mutual satisfaction.
SECTION 6 - INDEPENDENT CONTRACTOR.
In performing the services provided herein, SJH shall be deemed an independent contractor to Avani and shall not be construed to be an employee, officer or director of Avani. SJH shall have no authority to bind Avani with respect to any matters covered under this Agreement.

SECTION 7 8- GOVERNING LAWS/ARBITRATION. This Agreement will be construed under and governed by the laws of the Province of British ColumbiaState of Nevada. Any controversy or claim arising out of or relating to this Agreement or any breach of this Agreement will be finally settled by arbitration in accordance with the provision of the Commercial Arbitration Act (British Columbia).

SECTION 8 9 - NON EXCLUSIVITY.
  The parties agree that this is a non exclusive agreement, and Avani may enter into other similar agreements with other parties during the term of this Agreement.

SECTION 910 - ENTIRE AGREEMENT
This Agreement represents the entire agreement between the parties and supersedes any and all prior agreements and understandings whether oral or written between the parties.

SECTION 11 - CONTRACT BINDING
7.0 This Agreement should be bound with Stock Option Agreement on March 9, 2000. If ABC fails to fulfil Clause 3 of Stock Option Agreement dated March 9, 2000, this Agreement shall be null and void and of no further force and effect.

IN WITNESS WHEREOF the parties have entered into this Agreement by their duly authorized representatives.

Signed, Sealed and Delivered by
Avani  in the presence of:               AVANI INTERNATIONAL
GROUP INC.


__________________________________
Witness                       Authorized Signatory
____________________________
Address

____________________________
Address

____________________________
Occupation



Signed, Sealed and Delivered by
ABCSJH  in  the  presence of:              ABCSJH  CORPORATE
SERVICES INC.

____________________________           __________________________________
Witness                                           Authorized
Signatory____________________________
Address____________________________
Occupation


                       EXHIBIT (xxiii)
            INVESTOR RELATIONS SERVICE AGREEMENT

THIS AGREEMENT made as of the 23rd day of March 2000.

BETWEEN:
          AVANI INTERNATIONAL GROUP INC., having an office at Suite 328-17 Fawcett Road, Coquitlam, B.C. V3K
          6V2
          (the "Company" or "Avani").

AND:
          SJH CORPORATE SERVICES, having an office at Suite
          112, 5800 Andrews Road, Richmond, B.C. V7E 6M2
          ("SJH").


WHEREAS: The Company is a reporting company whose shares are listed for trading on the NASD OTC Bulletin Board and is engaged in the business of developing, manufacturing, marketing and distributing oxygen enriched, purified bottled water under the Avani brand name.

WHEREAS: The Company wishes to retain the services of SJH and to appoint SJH to provide certain investor relations and financial services to the Company and SJH has agreed to provide investor relations and financial services of the Company and is qualified to render the aforesaid services. SJH has indicated its willingness to accept and undertake the duties and responsibilities on the terms and conditions set out here.
WHEREAS:  The  parties  have  agreed  that  the  terms   and
conditions of such employment will be as hereinafter set forth.

NOW   THEREFORE,   this   agreement   witnesses   that    in
consideration of the premises and of the covenants and agreements hereinafter contained, the parties have agreed as follows:

1.   TERM
     Subject  to  the provisions hereinafter contained,  the
     term of this agreement shall be for an initial term  of
     two  months commencing from the date of this  agreement
     and concluding 60 days from the date of this Agreement.
2.   DUTIES AND RESPONSIBILITIES
     SJH will:
     a.   have    the   obligation,   duties,   authorities,
          responsibilities and power, at the discretion of the
          Company, to carry out investor relations activities (the "Investor Relations Services") on behalf of the Company including, such activities to include but not limited to the following:
          i.   assisting management of the Company in the preparation
               of promotional brochures, booklets, corporate updates and other material;
          ii.  representing the Company in connection with its
               shareholder and investor relations; initiating and maintaining a regular program of contacting stockbrokers, investment and advisors with information about the Company;
     b.   prepare the terms of financing to be subject to the
          approval of the Board of Directors of the Company and in accordance with the policies of the applicable securities regulatory bodies.
     c.   in conducting his duties under this Agreement, report
          to the Company, and the Company's Directors and will act consistently with their directives, policies and as required by the regulatory authorities;
     d.   perform the Investor Relations Services and Financial
          Services (collectively the "Services") and fulfill his obligations in a sound and workmanlike manner;
     e. perform the Services in compliance with the rules and regulations of the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and the applicable regulatory authorities in Canada;
     f.   not engage in any other position or vocation for gain
          or accept any office position, whether or not for gain, or engage in any business that might reasonably interfere with the business and well being of the Company, except with the prior consent of the Company.
     Consultant  covenants  and  agrees  that  it  will  not
     recommend  the purchase of securities of Avani  to  any
     prospective  investor. Rather, the responsibilities  of
     SJH  shall  be limited to the presentation of corporate
     material   to  various  financial  markets  for   their
     independent review and analysis. SJH further covenants that it will not accept from or pay to any third party remuneration of any kind regarding or relating in any way to the securities of Avani, except as otherwise disclosed in advance to Avani and accepted in writing by Avani.
     The Company will:
     a. provide all publicly released documentation in support of an investor relations programme, as requested, under the terms of this Agreement.
     b. provide access to senior personnel or their designates to attend broker conferences, dog and pony shows, investment chat lines, investment conferences, and industry trade shows.
     c. provide timely news releases in all material changes to the Company.
     d. maintain all regulatory filings in compliance with SEC and NASD rules and regulations.

3.   REMUNERATION
     a.   Monthly Services Fee:
       SJH will faithfully, honestly and diligently serve the Company in the capacity of the investor relations in consideration of which the Company will pay to SJH a retainer fee in the amount of CAD$5,000 per month. SJH's remuneration will be paid $5,000 on signing of this contract and $5,000 within 30 days of the first payment.
     b.   Expenses
       SJH is responsible for all costs incurred in rendering the Services. The Company shall not pay any other consideration to SJH for rendering the Services except for the fees provided in paragraph a above, unless as requested by Avani.

4. NOTICE. Any notice to be given under this Agreement will be in writing and will be deemed to have been given if personally delivered, delivered to, or sent by prepaid registered mail or overnight delivery addressed to the respective address of the parties appearing on the first page of this Agreement (or to such other address as one party provides to the other in a notice given according to this paragraph).

1.   INDEPENDENT CONTRACTOR.
5.   In  performing the services provided herein, SJH  shall
     be deemed an independent contractor to Avani and shall not be construed to be an employee, officer or director of Avani. SJH shall have no authority to bind Avani with respect to any matters covered under this agreement.
6.   CONFIDENTIAL    INFORMATION.   The    Parties    hereto
     acknowledge and agree that SJH by virtue of contract with the Company will have access to confidential and secret information and therefore SJH agrees that during the term of this Agreement and on termination or expire of the same, for any reason whatsoever, he will not divulge or utilize to the detriment of the Company any so such confidential or secret information so obtained without prior written consent from the Company.
7.   TERMINATION.   Notwithstanding  any   other   provision
     herein, it is understood and agreed by and between the parties hereto that the parties may terminate this Agreement in its entirety by giving not less than 30 days written notice of such intention to terminate. The termination period may be reduced by mutual consent in writing.
8.   ARBITRATION.  Any controversy or claim arising  out  of
     or relating to this Agreement or any breach of this Agreement will be finally settled by arbitration in accordance with the provision of the Commercial Arbitration Act (British Columbia).
9.   GOVERNING LAWS. This Agreement will be construed  under
     and governed by the laws of British Columbia.
10. AMENDMENTS. This Agreement may not be amended to otherwise modified except by an instrument in writing signed by the parties hereto.
11. ENTIRE AGREEMENT. This Agreement represents the entire agreement between the parties and supersedes any and all prior agreements and understandings whether written or oral, between the parties.
12. HEADINGS. The titles or headings of the respective paragraphs of this Agreement shall be regarded as having been used for reference and convenience only.
13. INDEMNIFICATION. SJH, its successors, transferees and assigns, jointly and severally, do hereby forever indemnify, covenant to defend and hold harmless the "Company", their
     affiliates,  officers,  directors,  contractors,   sub-
     contractors and successors in interest from any and all claims, losses (consequential or otherwise), demands, causes of action, lawsuits, administrative actions, losses and expenses, including reasonable attorneys' fees, of any kind, character of nature, arising from or in any way connected, directly or indirectly, with the services rendered by SJH under this Agreement or any breach of this Agreement by SJH.
14. FURTHER AGREEMENTS. The parties hereto hereby covenant and agree that they will execute such further agreements, conveyances and assurances as may be requisite, or which counsel for the parties may deem necessary to effectively carry out the intent of this Agreement.
15. EXCLUSIVITY. The parties agree that SJH's engagement is non-exclusive and the Company may also enter into similar agreements with other parties during the term of this agreement.
IN WITNESS WHEREOF the Company has hereunto caused its corporate seal to be affixed in the presence of its duly authorized officers on that behalf and SJH has hereunto set its hand and seal as of the day and year first above written.

Signed, Sealed and Delivered by
Avani  in the presence of:               AVANI INTERNATIONAL
GROUP INC.

____________________________   __________________________________
Witness                       Authorized Signatory
____________________________
Address
____________________________
Address
____________________________
Occupation

Signed, Sealed and Delivered by
ABCSJH  in  the  presence of:              ABCSJH  CORPORATE
SERVICES

____________________________               __________________________________
Witness                                           Authorized
Signatory____________________________
Address
____________________________
Occupation

                       EXHIBIT (xxiv)
THIS AGREEMENT made this 4th day of January, 2000, in the City of Vancouver, in the Province of British Columbia by and between:

       Prime Source International Business Consultants
                  of the City of Vancouver,
             in the Province of British Columbia
        (hereinafter referred to as the "Consultant")


-and-
                  AVANI WATER CORPORATION.
                  of the City of Coquitlam,
             in the Province of British Columbia
          (hereinafter referred to as the "Client")


The CONSULTANT agrees:
1. To advise and direct the Client to the appropriate provincial, federal and/or international contribution program(s), and to the appropriate Government department where the contribution program(s) will be received. No application for contributions will be made without the express consent of the Client.
2. To advise and direct the Client in the provision of financing services and loan applications, the sourcing of strategic partners and/or investments/financing.
3. To assist the Client in completing the application in conformity with the requirements of the said Government programs.
4. The Client is under no obligation to make all or any applications suggested by the Consultant.
5.   That  he  does  not  warrant  or  represent  that   any
     application will be successful. In the event, the applications are not successful, Consultant will reapply for government programs on behalf of Client without any additional fees.
6. No to disclose (except in the proper performance of his duties hereunder during or after the termination of his engagement) to any person whatsoever and information relating to the Client's business or trade secrets of which it has hereafter become possessed.
7. To not act as Lobbyist on the behalf of the Client under the Lobbyist Registration Act of the Government of Canada.

The CLIENT agrees:
8. To provide factual information that is required by the Consultant for the preparation of applications.
9.   To  provide, if required, a standard letter of  consent
     that will authorize the Consultant to discuss applications with the relevant government agencies and institutions.
P.S.I.               -               AVANI              AGREEMENT
Page 2


10. To provide the consultant with all correspondence to and from the government agencies, financial institutions and copies of cheques received by fax and regular mail within
     the  same  week  of receipt of Client.   The  Client  will
     undertake to forward copies of all correspondence to the Consultant.

AGREEMENT
11. This Agreement shall take effect in substitution of all previous agreements and arrangements whether written, oral or implied between the Client and Consultant relating to the services of the Consultant.
12. This Agreement is valid on an exclusive basis for an initial term of two (2) years from the date of the Agreement, to allow sufficient time to implement a program for the Client. The Agreement will automatically be renewed year to year until canceled by either party, without any contract signing fee.
13. This Agreement may be terminated by either party, for any reason whatsoever, upon giving thirty (30) days notice in writing to the other party.
14. Any applications worked on by the Consultant during the terms of the Agreement but approved or obtained after the expiration or cancellation of this Agreement shall be subject to the fees of the Consultant as outlined in this Agreement.
15. The Agreement shall be governed by the laws of British Columbia and the parties agree that the courts of British Columbia shall have exclusive jurisdiction as to any matter in dispute hereunder.

COMPENSATION (as outlined in Fee Schedules attached)
16. The Client agrees to pay the appropriate consulting fees as outlined and initialed in the Schedules Attached.

17.  Arbitration Rules
Subject to any rights or provisions in the Arbitration Act to the contrary, the following rules apply to arbitration proceedings:
     a. They shall take place in Vancouver, British Columbia before a single arbitrator acceptable to both parties, and the expenses of the single arbitrator shall be cost-shared by the Client and Consultant;
     b. If the parties cannot agree upon a single party arbitrator within 30 days of a party initialing arbitration proceedings, each party shall forthwith at its own expense designate as arbitrator and those designated arbitrators shall collectively constitute and arbitration tribunal; and
     c. Each party agrees not to take any actions or proceedings that dispute, challenge
                  P.S.I. - AVANI AGREEMENT
                           Page 3

          or appeal the award, authority, jurisdiction or proceedings of the single arbitrator or the arbitration tribunal.
This instrument constitutes the entire agreement between the parties and nothing else is implied or promised. It is binding in the respective heirs, executors, administrators, successors and assigns of the parties hereto.

In witness whereof the parties hereto have executed this Agreement as of the date first above written.

AVANI  Water  Corporation     Prime Source International

Per: Dennis Robinson          Per: Tom Sadler

Title: President              Title: Partner




                        EXHIBIT 21 (i)

                        SUBSIDIARIES

Wholly Owned

Avani Oxygen Water Company
Avani Marketing Company
Avani Manufacturing (China), Inc.
Avani International Marketing Corp

Fifty Percent Owned

Marina Bottling Company Ltd.



                        EXHIBIT 27.1
                   FINANCIAL DATA SCHEDULE


ART.5 FDS

Multiplier  1,000


PERIOD TYPE                                   12 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD START                                  JAN-1-1999
PERIOD END                                    DEC-31-1999
CASH                                          955
SECURITIES                                    0
RECEIVABLES                                   104
ALLOWANCES                                    42
INVENTORY                                     65
CURRENT-ASSETS                                1,116
PP&E                                          2,503
DEPRECIATION                                  476
TOTAL ASSETS                                  3,169
CURRENT-LIABILITIES                           409
BONDS                                         0
COMMON                                        20
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      2,316
TOTAL-LIABILITIES-AND-EQUITY                  3,169
SALES                                         614
TOTAL-REVENUES                                614
CGS                                           418
TOTAL-COST                                    855
OTHER-EXPENSES                                (23)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              28
INCOME-PRETAX                                 (664)
INCOME-TAX                                    0
INCOME-CONTINUING                             (664)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (664)
EPS-PRIMARY                                   (.04)
EPS-DILUTED                                   (.04)