Form 10KSB/A
period 1999-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2000-04-05
CIK 1048701

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

Introduction.
-------------

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

General.
--------

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

Bottled Water Market.
---------------------

The premium bottled water market has experienced rapid growth since the early 1980's as consumers became concerned about the decline in quality of municipal water available in their homes and offices. This market growth also has been fueled by an overall health consciousness of the consumer seeking to eliminate the consumption of foods and beverages containing sugars, calories and artificial additives, trending instead to consumables with little or no sugars, calories or additives. Premium bottled water fits squarely within this trend. Per capita consumption of bottle water rose from 2.8 gallons in 1980 to over 11 gallons per capita in 1995 (Beverage World September 1996). The bottled water
          --------------
business increased sales by approximately one billion dollars from 1991 to 1996 totaling $3.1 billion in 1996. In 1996, the industry experienced growth of 8.4%; the second best annual growth in the decade and the PET sized segment grew by 25% (Beverage World April 1997).
             --------------

The Company considers its product to appeal to consumers  of premium bottled water products and believes that its  purity
as   well   as  its  oxygen  enrichment  offers  a  distinct
alternative to other premium bottled waters.

Product and Product Features.
----------------------------

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

Manufacturing Process.
---------------------

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

Sales and Distribution.
----------------------
The  Company  sells  its  products  through  internal  sales
personnel,   independent   distributors   and   commissioned
brokers. Its product is sold in the greater Vancouver metropolitan area and internationally to United States,
Korea,  Hong  Kong,  Malaysia,  Japan   and Australia.
The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area.

The   Company's   sales  development  plan  includes   the
increased of local and national sales to distributors, and the expansion of sales to existing and new markets through existing and other sales channels.

The Company directly markets its five gallon bottles in the greater Vancouver metropolitan area to business and residential users through commissioned salespersons. In addition, the Company leases water coolers to its customers which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 4 or more bottles per month. The customer pays a minimum charge of $32.00(Cdn) per month, a one time bottle deposit charge of $10.00(Cdn), a one time cooler deposit charge of $100(Cdn) and an annual cooler lease charge of $160(CDN). The Company owns and operates three delivery vehicles and employs three delivery persons to service its customers. As of December 31, 1999, the Company has approximately
1,500 customers. Revenues from its five gallon bottles represent approximately 47% of total water sales.

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

On February 18, 2000, the Company and Avani O2 Water Sdn. Bdh., a Malaysian company ("Avani O2 (Malaysia)"), entered into a joint venture agreement pursuant to which Avani O2 (Malaysia) received, among other rights, the exclusive right and license to construct manufacturing facilities and to produce and sell the Company's proprietary water product worldwide, subject to certain conditions. The rights granted exclude Canada and the Canada operations. Avani O2 (Malaysia) is required to pay the Company a licensing fee of $500,000 for each manufacturing facility constructed. In addition, the Company will receive a 2% gross royalty, and 20% of the net profits realized by Avani O2 (Malaysia). The Company also will sell to its joint venturer certain equipment relating to the technology at a price to be negotiated. The term of the agreement is 30 years. Pursuant to the joint venture agreement, Kam Chong Yip, a controlling shareholder of the Company, was appointed to the board of directors of Avani O2 (Malaysia). No other affiliation exists between Avani O2 (Malaysia) and the Company or its affiliates. As of this date, the joint venturer has not initiated construction of any facility nor paid the licensing fee to the Company.

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

Competition.
-----------

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

Product Liability.
-----------------

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

Proprietary Rights.
------------------

The Company has not sought patent protection for its proprietary oxygen enrichment process, rather, it relies, to the extent it can, upon trade secrets to protect its proprietary process.

Employees.
----------

As of December 31, 1999, the Company has 14 employees, which includes two officers of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.


Item 2. Description of Property.
        -----------------------

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


Item 3. Legal Proceedings.
        -----------------

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
        --------------------------------------------------

None


                           PART II

Item  5.  Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------

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


Item 6. Management's Discussion and Analysis.
        ------------------------------------

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Fiscal year end 1999 compared with Fiscal year end 1998.
-------------------------------------------------------

Revenues for fiscal 1999 were $613,966 which representing an increase of $45,957 or 8.1% from revenues of $568,009 for the comparable period in 1998. This increase was due to increase of PET bottle sales overseas, principally Australia, coupled with a 50% increase of unit sales prices of PET products. Revenues in 1999 consisted of $587,128 in water and supply sales (an increase of $70,537 or 13.7% from $516,591 for the prior period), $5,959 in cooler and equipment sales (a decrease of $5,006 or 45.7% from $10,965 for the prior period) and $20,879 in cooler rentals (a decrease of $19,574 or 48.4% from $40,453 for the prior period). Of the total revenue for the 1999 period, $49,397
(or  8.0%  of  total  revenue)   represented  sales to   an
Australian distributor. Interest income earned on investment of cash totaled $21,304 for the period in 1999 representing an increase of $6,316 or 42.1% from $14,988 for the prior period. The increase is a result of private placements that occurred during 1999.

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


Fiscal year end 1998 compared with Fiscal year end 1997.
--------------------------------------------------------

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

Property, plant and equipment, net of accumulated depreciation totaled $2,027,440 on December 31, 1999. Property, plant and equipment, net of accumulated depreciation, totaled $1,647,871 on December 31, 1998. The increase, net of depreciation, represents mainly equipment purchased by the Company and shipped to Malaysia in anticipation of a joint venture arrangement in that country.

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

Item 7. Financial Statements.
        --------------------

The  Financial  Statements that constitute Item  7  of  this
Annual Report on Form 10-KSB are included in Item 13 below.


Item  8.  Changes in and Disagreements with  Accountants  on
          --------------------------------------------------
Accounting and Financial Disclosure.
------------------------------------


None.

                          PART III

Item 9. Directors, Executive Officers, Promoters and Control
        ----------------------------------------------------
Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------


The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

                              Director/
                              Officer
Name                     Age  Since          Position

Ngai Sou Chang            61   1999          Chairman
Robert   Wang             51   1999          President and Director
Dennis Robinson           58   1999          Secretary, Treasurer and
                                             Director
Jeffrey Lightfoot         41   1999          Director
Wai Meng Yeap             27   1999          Director

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

Jeffrey Lightfoot - Mr. Lightfoot has been a Director of the Company since May 1999. Mr. Lightfoot is a licensed attorney in Canada, and since 1994, has been an associate or partner in the law firm of Maitland and Company, Vancouver, British Columbia. Mr. Lightfoot is a director of a company publicly traded on the Vancouver Stock Exchange.

Wai Meng Yeap - Mr. Yeap has been a director of the Company since August 1999. From 1996 to present, Mr. Yeap has been finance manager of a real estate development company located in Selangor, Malaysia. Mr. Yeap graduated from the University of Kentucky in May 1996.

Item 10. Executive Compensation.
         ----------------------

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 1999, 1998 and 1997, respectively, are set forth in the following table:

                      SUMMARY COMPENSATION

                             Annual Compensation        Long Term Compensation
                             -------------------        ----------------------
                                                            Awards     Payouts
                                                            ------    --------
Name and
Principal                    Salary   Bonus   Other  Restr.  Options
Position            Year     ($)      ($)       ($)       Stock   SARS     LTIP
--------            ----     ----    ----      ----       -----   ----     ----
Other
-----
Peter Khean(1)      1999     -0-      -0-       -0-   -0-   -0-     -0-     -0-
President and       1998     -0-      -0-       -0-   -0-   -0-     -0-     -0-
Chairman            1997     -0-      -0-       -0-   -0-   -0-     -0-     -0-

Ngai Sou Chang(2)   1999     -0-      -0-       -0-   -0-   -0-     -0-     -0-
Chairman

Robert Wang(2)(3)   1999     -0-      -0-   $16,000   -0-   -0-     -0-     -0-
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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table will identify, as of December 31, 1999, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock,
(ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title         Name   and  Address       Amount  and   nature     Percent
of Class      of Beneficial Owner       Beneficial Ownership     of Class
--------     --------------------       --------------------    ---------
Common        Ngai   Sou   Chang(1)           7,000,000          29.49%
Stock         12/28 Claude Street
              Chatswood, N.S.W. 2067
              Australia

Common        Robert Wang(2)                         -0-           0%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Dennis    Robinson(2)               50,000          0.2%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Bryce    Stewart(2)(3)              50,000          0.2%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Jeffrey  Lightfoot(2)               50,000          0.2%
Stock         328-17 Fawcett Road
              Coquitlam, B.C. V3K 6V2

Common        Wai Meng  Yeap                         -0-            0%
Stock         No. 26 Jalan Pasar
              Bara 1 Off. Jalan Meru
              41050 Klang, Selangor
              Malaysia

Common        Kam Chong Yip(3)                 7,500,000          31.27%
Stock         No. 26 Jalan Pasar
              Bara 1 Off. Jalan Meru
              41050 Klang, Selangor
              Malaysia

Common        Chin Yen Ong(4)                  1,450,000           6.92%
Stock         106 Taman Sri Selayang
              68100 Batu Caves, Selangor
              Malaysia

Common        Officers and                     7,150,000          30.13%
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
                                          ==============    ============
The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3


                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 PAGE 1 OF 2

                                                                    Accumulated
                          Common Stock         Common               Additional
                      ---------------------    Stock     Warrants    Paid-In
                         Shares    Amount     Discount Outstanding   Capital
                        ---------- -------   --------- ----------- -----------
BALANCE,
 DECEMBER 31, 1997      10,113,600 $10,114  $      -   $      -    $3,465,257

RETIREMENT OF
 COMMON STOCK             (400,000)   (400)        -          -      (399,600)

ISSUANCE OF
 COMMON STOCK            1,654,657   1,654   (55,000)         -     1,618,000

OFFERING COSTS                   -       -         -          -      (157,985)

COMMON STOCK SUBSCRIBED    240,000     240         -          -       239,760

NET LOSS                         -       -         -          -             -

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS         -       -         -          -             -

COMPREHENSIVE LOSS               -       -         -          -             -
                         ---------- ------  ---------  ---------  ------------

BALANCE,
 DECEMBER 31, 1998       11,608,257 11,608   (55,000)         -     4,765,432

ISSUANCE OF COMMON STOCK  8,625,000  8,625         -          -     1,716,375

ISSUANCE OF COMMON STOCK
 WARRANTS IN CONJUNCTION
 WITH COMMON STOCK                -      -         -    497,376      (497,376)

COMMON STOCK WARRANTS
ISSUED FOR OFFERING COSTS         -      -         -     49,738       (49,738)

OFFERING COSTS                    -      -         -          -      (145,000)

NET LOSS                          -      -         -          -             -

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS          -      -         -          -             -

COMPREHENSIVE  LOSS               -      -         -          -             -
                         ---------- ------  ---------   ---------  ------------

BALANCE,
 DECEMBER 31,1999        20,233,257 $20,233  $(55,000)   $547,114   $5,789,693
                         ========== =======  =========  =========  ============
 The accompanying notes are an integral part of these consolidated financial statements.




                            AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  CONTINUED
                                 PAGE 2 OF 2



                                                    Accumulated
                         Common                        Other
                          Stock      Accumulated   Comprehensive  Comprehensive
                       Subscribed      Deficit        Loss            Loss
                       ----------    -----------   -------------  --------------

BALANCE,
 DECEMBER 31, 1997      $240,000     $(1,854,502)    $(100,361)

RETIREMENT OF
 COMMON STOCK                  -               -             -     $         -

ISSUANCE OF
 COMMON STOCK                  -               -             -               -

OFFERING COSTS                 -               -             -               -

COMMON STOCK SUBSCRIBED (240,000)              -             -               -

NET LOSS                       -      (1,285,834)            -      (1,285,834)

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS       -               -      (115,503)       (115,503)

COMPREHENSIVE LOSS             -               -             -     $(1,401,337)
                        ---------    ------------     ----------   ============
BALANCE,
 DECEMBER 31, 1998             -      (3,140,336)     (215,864)

ISSUANCE OF COMMON STOCK       -               -             -     $         -

ISSUANCE OF COMMON STOCK
 WARRANTS IN CONJUNCTION
 WITH COMMON STOCK             -               -             -               -

COMMON STOCK WARRANTS
ISSUED FOR OFFERING COSTS      -               -             -               -

OFFERING COSTS                 -               -             -               -

NET LOSS                       -        (664,525)            -        (664,525)

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS       -               -        54,707          57,707
                                                                     ----------
COMPREHENSIVE  LOSS            -               -             -       $(609,818)
                         --------     -----------     ---------      ==========
BALANCE,
 DECEMBER 31,1999        $     -      $(3,804,861)    $(161,818)
                         ========     ============    ==========


The accompanying notes are an integral part of these consolidated financial statements.


                                      F-4 (con't)


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1999 AND 1998







                                                 1999                  1998
                                            -------------       -------------
OPERATING ACTIVITIES
Net loss                                    $  (664,525)        $(1,285,834)
  Adjustments to reconcile net loss to
  net cash used in operating activities
Issuance of common stock for consulting fees     80,000              10,000
 Issuance of common stock for directors fees
 and officers' compensation                      50,000                   -
Depreciation and amortization                   140,651             133,270
(Increase) decrease in assets
Accounts receivable                              20,963                (143)
Inventory                                       (29,222)             16,478
Prepaid expenses                                 26,329              21,043
Other assets                                      24,73             (10,872)
Increase in liabilities
Accounts payable                                 68,918              24,354
Unearned income and deposits                     15,112              21,059
                                             ------------       -------------
Net cash used in operating activities          (267,036)         (1,070,645)
                                             ------------       -------------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment   (414,838)            (76,307)
                                             ------------        -------------
FINANCING ACTIVITIES
Proceeds from stockholder loans                  109,521                   -
Payments of mortgages payable                     (8,952)            (66,928)
Issuance of common shares, net of
 offering costs                                1,450,000           1,636,670
Purchase of common shares                              -            (400,000)
                                             ------------        ------------
Net cash provided by financing activities      1,550,569           1,169,742
                                             ------------        -------------
EFFECT OF EXCHANGE RATES ON CASH                 (17,517)            (39,854)
                                             ------------         ------------
NET INCREASE (DECREASE) IN CASH                  851,178             (17,064)

CASH - BEGINNING OF YEAR                         103,428             120,492
                                             ------------         ------------
CASH - END OF YEAR                           $   954,606         $   103,428
                                             ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
Cash paid for:
Interest                                    $     28,244          $   37,470
                                            =============         ============
Income taxes                                $          -          $        -
                                            =============         ============

The accompanying notes are an integral part of these consolidated financial statements.
                                F 5

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Nature of Business
--------------------------------
Avani International Group Inc. (the "Company"), a Nevada
corporation, formerly Rainfresh Technologies, Inc.   has
constructed a bottling facility and has been engaged  in
the    business   of   developing,   manufacturing   and
distributing an oxygen enriched, purified bottled water under the trade name "Avani Water".

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

Marina Bottling Company, Ltd.,("Marina") organized under the laws of British Columbia (Canada), is 50% owned by the Company and is accounted for utilizing the equity method. There is no market for Marina's common stock.
Marina was inactive during 1999 and 1998 and due to certain factors that existed in 1998, the Company determined that the carrying value of its investment exceeds the estimated recovery value. Accordingly, at December 31, 1998 an allowance of $35,592 had been established and a corresponding amount had been charged to operations in 1998.

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

Principles of Consolidation
---------------------------
The  consolidated  financial  statements  include   the
accounts  of  the   Company  and    all    wholly-owned
subsidiaries.      All     significant     intercompany
transactions have been eliminated in consolidation.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
----------------------------
Assets and liabilities of the foreign subsidiary have been translated using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses.
Translation adjustments are reported separately and accumulated in a separate component of equity (other comprehensive loss).

Financial Instruments
---------------------
The  carrying  amount   of  cash,  accounts  receivable,
accounts  payable,   other  liabilities   and   deposits
approximates fair value as of December 31, 1999 because of their short maturities.

The  carrying  value  of  the  fixed rate long-term debt
approximates  fair   value   since  the  interest   rate
associated with the long-term debt approximates the current market interest rate.

Accounts Receivable and Bad Debts
---------------------------------
The Company reviews the outstanding accounts receivable
periodically  and establishes an allowance for doubtful
accounts for uncollectible  amounts, which  was $41,650
and $-0- in 1999 and 1998.   Bad  debts during 1999 and
1998 amounted to  $41,650  and $108,013.

                             - F6-


                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
---------
Inventory is stated at the lower of cost (determined by the
First-in,   first-out  method)  or  market.   Inventory  is
comprised of small bottles, packaging containers, supplies and water coolers for resale.

Property, Plant and Equipment
-----------------------------
The cost of property , plant and equipment is depreciated over the estimated useful lives of the related assets.
Depreciation is computed using accelerated methods. Five liter bottles and leased water coolers are amortized over their estimated useful lives.

Revenue Recognition
-------------------
Revenue on sales of bottled water and coolers is recognized upon delivery. Leases of water coolers and filters are accounted for under the operating method and, accordingly, rental income is reported over the terms of the leases.

Income Taxes
------------
The Company accounts for its income taxes  under Statement
of  Financial  Accounting   Standard   (SFAS)   No.   109,
"Accounting  for Income Taxes", which requires recognition
of  deferred  tax liabilities and assets for the estimated
future tax  effects of events that have been recognized in
the financial statements or income tax returns. Under this
method, deferred tax liabilities and assets are determined
based on  differences  between  the financial   accounting
and  income  tax  bases  of  assets   and liabilities, and
the use of carryforwards, if any, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized.

Loss Per Share
--------------
The Company computes  its  earnings (loss) per share under
SFAS No. 128.  Basic earnings (loss) per share include the
weighted average number  of shares  outstanding during the
year.   Diluted  earnings (loss)  per  share  include  the
weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.
Since there are no dilutive potential common shares, basic and diluted earnings (loss) per share are the same.

Recoverability of Long Lived Assets
-----------------------------------
The  Company  follows   SFAS  No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Comprehensive Income (Loss)
---------------------------
The Company adopted SFAS No. 130, "Reporting Comprehensive
Income", beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The component of comprehensive income (loss) consists of foreign currency translation adjustments of ($54,707) and ($115,503), with no applicable tax benefit for the years ended December 31, 1999 and 1998.

Disclosures About Segments of an Enterprise and Related Information
-------------------------------------------------------------------
The  Company  adopted  SFAS  No.  131, "Disclosures  About
Segments   of  an  Enterprise  and  Related   Information"
beginning January 1, 1999. Since the company only has one reportable segment, the required disclosures relate to product and services, geographic areas and major customers.

                               - F 7 -


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

                                     - F 8 -

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

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

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

                                 - F 9 -


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

The use of net operating loss carryforwards for United States income tax purposes is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ('annual limitation'); unused annual limitations may then be carried forward without this limitation.

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
                            ==========        ============      ===============

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to other than employees to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions: a risk free rate of return of 5.5%, expected volatility of 70% and no dividend yield. The Black-Scholes model valued the warrants issued during 1999 at $547,114.

                             - F 10 -


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

All of the Company's long-lived assets are located in  Canada, except for manufacturing equipment in the amount  of  $401,872 located in Malaysia.

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


                                  - F 11 -

                 AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1998




NOTE 9 - GEOGRAPHIC AREAS, MAJOR CUSTOMERS AND SUPPLIERS (Continued)
         -----------------------------------------------------------
During   the   year  ended December  31,  1998,  the  Company
purchased  approximately  34%  of  its  materials  from   one
supplier.  At  December  31,  1998,  there  were  no  amounts
due to that supplier.   The  supplier filed for bankruptcy in
1998 and the Company has established relationships with other suppliers.


NOTE 10 - MANAGEMENT'S PLANS

The Company has recurring losses, which for the year ended December 31, 1999 amounted to $664,525, which was a significant reduction from $1,285,834 for the year ended December 31, 1998. While the Company is expected to be able to meet its current obligations, its future is dependent on the ability to obtain capital infusions and/or develop profitable operations.

Management is in the process of instituting certain revenue enhancing measures, including the establishment of other manufacturing facilities in Malaysia, and continuing expansion of its exports to other areas of the world, including Australia, Japan, Malaysia, Hong Kong and other Asian countries.
                              - F 12 -

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

c)   "Products" means all  oxygen  enriched   water   products
     developed by AIG to date, including all of its bottled water products,and includes all enhancements, derivatives,
     modifications   and   replacements   thereof,    and  the
     Proprietary Rights associated therewith;

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

6.   PROFIT SHARING

6.1 In consideration of AIG granting the exclusive world wide rights and license, AOW agrees to pay to AIG or its subsidiaries an ongoing amount equal to 20% of the net profits realized by AOW from time to time, payable within 90 days of the end of each financial year. For purposes hereof "net profits" will be net profits after tax calculated in accordance with U. S. GAAP, as
     determined   by   an  independent  firm   of  auditors
     acceptable to both parties.

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


A Common Seal of AVANI INTERNATIONAL    )
GROUP INC. is affixed in the presence of:          )
                                    )
                                    )

                                   ___________________________________
                                   Director
                                   Director/Co. Secretary

















A Common Seal of AVANI O2 WATER )
SDN. BHD. is affixed in the
presence of:                    )
                                )
                                )

                              _______________________________________
                                   Director
                                   Director/Co. Secretary

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

                         EXHIBIT "B"

          LIST OF FILTERING AND BOTTLING EQUIPMENT
    30,000 GPD Purified Water Station with Bottling Plant
                  TECHNICAL SPECIFICATIONS

Item 1   Accessories of Raw Water Storage Tank

       Quantity:   Four (4)
                   High Density Polyethylene
       Material:
       Accessories:  (4) 16" manway

                  (4) Outlet nozzle 2" dia.
                  (4) Inlet nozzle 2" dia.
                  (4) Ozonated water return 11/2" dia.
                  (4) Low and high level switches
                  (4) Set ozone diffusers

Item 2   Twenty Micron Cartridge Filter Housing

        Quantity:  Two (2)
        Material:  -316SS const. housing
       Cartridges:  Qty: 8 nos. 21/2"x 10" long
        Material:  -polypropylene construction cartridge
         Rating:  -20 microns
       Accessories:  -(1) 11/2" inlet isolation valve
                     -(1) 11/2" outlet isolation valve
                     -(1) 1/4" vent valve
                     -(2) Inlet and outlet pressure gauges

Item 3 Ozonator Equipment, totally enclosed self contained ozone generator and oxygen generator in a single epoxy coated aluminum structure.

       Quantity:   One (1)
       Model No.:      G-21
       Capacity:  0.84 Lbs./day
       Dimensions:  45 cm height x 40 m. width x 22.5 cm depth
       Weight:    22 Kgs.
       Accessories:  -(3) 1 1/2" isolation valves.
                     -(1) Ozone venturi type eductor
                     -(1) Lot PVC piping
                     -(1) Ten micron cartridge filter

       Ozone Recirculation Pump

       Quantity:   One (1)
       Type:      Stainless steel, close coupled centrifugal pump
       Model      CDU series
       No.:
       Capacity:  20 gpm at 45 psi
       Size:      1" x 1 1/4" x 6-3/16"
       Motor:     2 HP, 415V, 3Ph, 50Hz motor
       Accessories:  (1) 1 1/2" suction valve

                  (1) 1" discharge valve
                  (1) Discharge pressure gauge 0-100 psi
                  (1) Discharge check valve

Item 4   Raw Water Pumps assembled and mounted on a skid:


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

Item 10   RO Membrane Cleaning System

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

Item 12  Accessories of R.O. Water Storage Tank

       Quantity:   One (1)
                  High Density Polyethylene
       Material:
       Accessories:  (1) 16" manway

                  (1) Outlet nozzle 2" dia.
                  (1) Inlet nozzle 2" dia.
                  (1) Ozonated water return 2" dia.
                  (1) Low and high level switches
                  (1) Set ozone diffusers




Item 13   R.O. Raw Water Booster Pumps:


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




Item 15   Ultraviolet Sterilizer Light


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


Item 16   Oxygen Enrichment Process
          See Exhibit A


          PET BOTTLING PLANT:
          The line is capable of washing, filling, capping, labeling and coding bottles with a total water volume of 3600 liters/hour:
          0.5 L bottles at a rate of 7200 bottles per hour
          1.5 L bottles at a rate of 2880 bottles per hour

                                - 50 -

Item 17   Rinser:  Bottle  Rinser- (0.5-2 liter bottles).   304  stainless
          steel construction, 12 pressure rinse sprayers, fully adjustable to operate with the Fill Table.

Item 18 Filler: Gravity Filler Assembly Table- (0.5-2 liter bottles). 304 Stainless steel construction, with ozone and UV resistant poly hoses, connections, microprocessor controlled 12 fill heads, 220 V.

Item 19   Automatic  Capper:  Fully automatic capper,  complete  with vibratory bowl, adjustable cap chute, three cubic foot hopper, fully adjustable, variable speed controllers, clutch (set of two), double gripper belts, stainless steel gripper belt assembly, NEMA 4 controls and switches, stainless steel frame, and wooden shipping crates 220 V.

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

Item 22 System Air Compressor: Air Compressor, 5 HP Ingersoll Rand 2340-L5 (220 volt, 1 ph, 50 HZ), 60 gallon tank, 15.2 CFM,
          100 PSI. Air pressure regulator regulator/ moisture filter Air hose, heavy-duty industrial hose w/ QC fitting 25'.

Item 23 Ozonation System to Ozonate "Rinse" Water: Frame Mount, Ozone generator, oxygen generator, interlock box, 220V/ 50 Hz with stainless steel repressurization pump skid complete with contractor, motor protector, low tank safety control circuit, SS pump, 220 VAC, 1 ph, 50 Hz.

              SYSTEM ACCESSORIES OF PET LINE SYSTEM:
             ---------------------------------------

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

Item 24 Motor Starter Main Control Panel: In NEMA 12 Enclosure, motor starter panel shall consist of magnetic motor starters, relays and accessories required to run each motor.

Item 25 Main Instrumentation & Control Panel: with panel view man-machine-interface and Programmable Logic Controller (PLC).

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

13.01 This Agreement is not assignable by either party without the express written consent of the non-assigning party and this Agreement is not binding upon, nor shall it ensure to the benefit of the sucessors, assigns, or administrators of either party except for the payment of invoices pursuant to this Agreement.

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

                       EXHIBIT (xxii)
               FINANCIAL CONSULTING AGREEMENT


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

AND:
          SJH CORPORATE SERVICES INC., having an office at Suite 112, 5800 Andrews Road, Richmond, B.C. V7E 6M2
          (hereinafter referred to as "SJH").

WHEREAS: Avani, a reporting company in the United States whose shares are listed on the NASD OTC Bulletin Board, is engaged in the production and marketing of the exclusive Avani oxygen enriched purified bottled water. Avani in its efforts to expand further, is seeking further capital injection, and it wishes to engage SJH to assist it in sourcing the required funding for its anticipated expansion.

WHEREAS:  SJH  specializes  in  sourcing   funding    for
          companies in their infancy stage, as well as introducing potential distributors for their products. SJH desires to be engaged by Avani to source the required funding for Avani's further expansion.

NOW THEREFORE this Agreement witnesses that in consideration
of   the  premises  and  of  the  covenants  and  agreements
contained, the parties have agreed as follows:

SECTION 1 - OBLIGATIONS OF AVANI
1.01. As consideration for the services rendered herein, Avani hereby will grants to SJH a stock option ("Stock
Option") to acquire 3,200,000 shares of common stock of Avani ("Option Shares"),subject to the terms and conditions herein:
(i). The option price per share is $0.20.

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

                               - 59 -
(iv).  In  the  event of any subdivision,  consolidation  or other changes in the share capital of Avani while any portion of the Option is outstanding, the number of shares under Option to SJH and the exercise price thereof shall be deemed adjusted in accordance with such subdivision, consolidation or other change in the share capital of Avani.

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

1.02.  Avani  will  use its best efforts to assist SJH  in
obtaining   the latest  accurate  corporate   information,
financial data, marketing materials, and other pertinent data that may be required by SJH from time to time. If and when required, management of Avani will attend meetings arranged by SJH.

1.03. Avani will detail out the areas where the funds will be expended if and when sourced by SJH.

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

SECTION 2 - OBLIGATIONS OF SJH
2.01. ABCSJH shall use its best efforts to raise on behalf of Avani the necessary funds of US$1 million at a minimum US$1.00 per share on or before December 31, 2000 and up to an amount of US$10 million at a minimum US$2.00 per Avani share on or before March 31, 2001, on a private placement basis, and on terms acceptable to Avani. SJH further covenants that it will not accept from or pay to any third party remuneration of any kind regarding or relating in any way to the securities of Avani, except as otherwise disclosed in advance to Avani and accepted in writing by Avani. Avani understands that any financing will be subject to the due diligence review by such funding group.

2.02. All expenses incurred by SJH in sourcing the necessary funding for Avani, will be borne by SJH.

2.03 The services performed by SJH will comply to the rules and regulations of the Commission, The NASD and the applicable regulatory authorities in Canada, provided that, in the event that any such rules and regulations are contravened, then this Agreement shall be null and void and of no further force and effect.

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

SECTION 5 - INDEMNIFICATION. SJH, its successors and assigns, jointly and severally, do hereby forever indemnify, covenant to defend and hold harmless Avani, its affiliates, officers, directors, contractors, sub-contractors and successors in interest from any and all claims, losses (consequential or otherwise), demands, causes of action, lawsuits, administrative actions, losses and expenses, including reasonable attorneys' fees, of any kind, character of nature, arising from or in any way connected, directly or indirectly, with the services rendered by SJH under this Agreement or any breach of this Agreement by SJH.

SECTION 6 - INDEPENDENT CONTRACTOR.    In   performing  the
services  provided  herein,   SJH   shall  be  deemed    an
independent contractor to Avani and shall not be construed to be an employee, officer or director of Avani. SJH shall have no authority to bind Avani with respect to any matters covered under this Agreement.

SECTION 7- GOVERNING LAWS/ARBITRATION.  This Agreement will
be construed under and governed by the laws of the Province
of British  Columbia.   Any  controversy  or claim  arising
out of or relating to this Agreement or any breach  of this
Agreement  will  be  finally  settled   by  arbitration  in
accordance   with   the   provision   of   the   Commercial
Arbitration Act (British Columbia).

SECTION 8 - NON EXCLUSIVITY.   The  parties agree that this
is a non exclusive agreement, and  Avani  may  enter   into
other similar agreements with other parties during the term of this Agreement.

SECTION 9 - ENTIRE AGREEMENT
This Agreement represents the entire agreement between the parties and supersedes any and all prior agreements and understandings whether oral or written between the parties.

IN WITNESS WHEREOF the parties have entered into this Agreement by their duly authorized representatives.

Signed, Sealed and Delivered by
Avani  in the presence of:               AVANI INTERNATIONAL GROUP INC.

___________________________              ______________________________
Witness                                  Authorized Signatory




Signed, Sealed and Delivered by
ABCSJH  in  the  presence of:              ABCSJH  CORPORATE SERVICES INC.

____________________________           __________________________________
Witness                                           Authorized Signatory

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

     b.   prepare the terms of financing to be subject
          to  the  approval  of the Board of Directors
          of  the  Company  and  accordance  with  the
          policies   of   the   applicable  securities
          regulatory bodies.

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

5.   INDEPENDENT CONTRACTOR.
     In performing the services provided herein, SJH shall be deemed an independent contractor to Avani and shall not be construed to be an employee, officer or director of Avani. SJH shall have no authority to bind Avani with respect to any matters covered under this agreement.

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

13. INDEMNIFICATION. SJH, its successors, transferees and assigns, jointly and severally, do hereby forever indemnify, covenant to defend and hold harmless the
     "Company", their affiliates, officers, directors, contractors, sub-contractors and successors in interest from any and all claims, losses (consequential or otherwise), demands, causes of action, lawsuits, administrative actions, losses and expenses, including reasonable attorneys' fees, of any kind, character of nature, arising from or in any way connected, directly or indirectly, with the services rendered by SJH under this Agreement or any breach of this Agreement by SJH.

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

                                - 67 -

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

Signed, Sealed and Delivered by
Avani  in the presence of:       AVANI INTERNATIONAL GROUP INC.

____________________________   __________________________________
Witness                                  Authorized Signatory


Signed, Sealed and Delivered by
ABCSJH  in  the  presence of:              ABCSJH  CORPORATE SERVICES

____________________________               __________________________________
Witness                                          Authorized Signatory


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

2. To advise and direct the Client in the provision of financing services and loan applications, the sourcing of strategic partners and/or investments/ financing.

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


P.S.I.  -  AVANI AGREEMENT
Page 2
---------------------------------------------------------------------

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

    P.S.I. - AVANI AGREEMENT
-------------------------------------------------------------------------
                           Page 3

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