Form 10QSB
period 2000-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2000-05-18
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
Washington, D. C. 20549


FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ___.

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 31, 2000 was 20,403,257.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X
PART I - FINANCIAL INFORMATION
INDEX

Item 1. Financial Statements.                                         Page No.
       -Consolidated Condensed Balance Sheet as of
        March 31, 2000 (unaudited) and December 31, 1999 (audited).       3
       -Consolidated Condensed Statement of Operations for the
        Three Months Ended March 31, 2000 and 1999 (unaudited).           4
       -Consolidated Condensed Statement of Stockholders
        Equity for the Three Months Ended
        March 31, 2000 (unaudited).                                       6
       -Consolidated Condensed Statement of Cash Flows
        for the Three Months Ended March 31, 2000
        and 1999 (unaudited).                                             7
       -Notes to Financial Statements.                                    8
Item 2. Management's Discussion and Analysis.                            10
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                               11
Item 2. Changes in Securities.                                           11
Item 3. Defaults upon Senior Securities.                                 11
Item 4. Submission of Matters to Vote of Securityholders.                11
Item 5. Other Information.                                               11
Item 6. Exhibits and Reports on Form 8-K.                                12
Signatures                                                               12



                          AVANI INTERNATIONAL GROUP INC.
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                 March 31,         December 31,
                                                      2000                 1999
                                                ___________        _____________
           ASSETS

CURRENT ASSETS
    Cash                                        $   649,319         $   954,606
    Accounts receivable, net                         81,714              62,419
    Goods and services tax receivable                18,117              20,675
    Inventory                                        51,903              65,078
    Prepaid expenses                                 16,680              12,874
    Equipment held for resale                       401,025                   -
                                                ____________       _____________
TOTAL CURRENT ASSETS                              1,218,758           1,115,652
                                                _____________      _____________

PROPERTY, PLANT AND EQUIPMENT - Net               1,577,215           2,027,440
                                                _____________      _____________

OTHER ASSETS
   Security deposits                                 10,690              10,709
   Trademarks and licenses                           15,295              15,318
                                                _____________      _____________
                                                     25,985              26,027
                                                _____________      _____________

TOTAL ASSETS                                     $2,821,958          $3,169,119
                                                =============      =============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Loans payable stockholders                   $   79,587          $  109,521
    Current portion of long-term debt                 7,969               7,865
    Accounts payable and accruals                    95,015             144,632
    Wages and benefits payable                       22,907              23,548
    Unearned income                                  18,701              15,542
    Bottle and cooler deposits                      100,108             107,915
                                                 ___________       _____________

TOTAL CURRENT LIABILITIES                           324,287             409,023

LONG-TERM DEBT - Net of current portion             421,389             424,074
                                                 ___________       _____________

TOTAL LIABILITIES                                   745,676             833,097
                                                 ___________       _____________

COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value, 25,000,000 shares
   authorized; 20,403,257 and 20,233,257 shares
   issued and outstanding                            20,403              20,233

COMMON STOCK DISCOUNT                               (55,000)            (55,000)

WARRANTS OUTSTANDING                                547,114             547,114

ADDITIONAL PAID-IN CAPITAL                        5,823,523           5,789,693

ACCUMULATED DEFICIT                              (4,059,628)         (3,804,861)

ACCUMULATED OTHER COMPREHENSIVE LOSS               (200,130)           (161,157)
                                                ____________        ____________

TOTAL STOCKHOLDERS' EQUITY                        2,076,282           2,336,022
                                                ____________        ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,821,958          $3,169,119
                                                ============        ============


                                See the accompanying notes.
                                           - 3 -


                                 AVANI INTERNATIONAL GROUP INC.
                                        AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                         (UNAUDITED)



                                                      2000             1999
                                                   ___________     ____________
REVENUE
   Bottled water and supply sales                  $   99,629        $ 166,404
   Cooler and equipment sales                           3,837            1,432
   Cooler rentals                                       2,128           10,662
                                                   ___________      ____________
                                                      105,594          178,498
                                                   ___________      ____________

COST OF GOODS SOLD
    Cost of goods sold (excluding depreciation)        74,286           84,869
    Depreciation                                       32,832           21,535
                                                   ___________       ___________
                                                      107,118          106,404
                                                   ___________       ___________

GROSS PROFIT (LOSS)                                    (1,524)          72,094
                                                   ___________       ___________

OPERATING EXPENSES
    General and administrative                        216,261          140,592
    Marketing                                          41,202           16,378
                                                   ___________       ___________
                                                      257,463          156,970
                                                   ___________       ___________

LOSS FROM OPERATIONS                                 (258,987)         (84,876)
                                                   ___________       ___________

OTHER INCOME (EXPENSE)
    Other                                               2,011              611
    Interest income                                     9,805                -
    Interest expense                                   (7,596)          (8,327)
                                                   ___________       ___________
                                                        4,220           (7,716)
                                                   ___________       ___________


NET LOSS                                           $ (254,767)       $ (92,592)
                                                   ============      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE               $(0.01)          $(0.01)
                                                   ============      ===========

WEIGHTED AVERAGE NUMBER OF SHARES                  20,403,257        11,608,257
                                                   ============      ===========

                              See the accompanying notes.
                                          - 4 -


                            AVANI INTERNATIONAL GROUP INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            THREE MONTHS ENDED MARCH 31, 2000
                                       (UNAUDITED)
                                      PAGE 1 OF 2





                                   Common Stock          Common
                            _______________________       Stock       Warrants
                                 Shares     Amount      Discount     Outstanding
                             ___________   ________    __________    ___________

BALANCE,
DECEMBER 31, 1999 (Audited)   20,233,257    $20,233     $(55,000)       $547,114

ISSUANCE OF COMMON STOCK         170,000        170                            -

NET LOSS                               -          -            -               -

FOREIGN CURRENCY TRANSLATION
ADJUSTMENTS                            -          -            -               -

COMPREHENSIVE  LOSS                    -          -            -               -

                              ___________   _________   __________     _________

BALANCE,
MARCH 31, 2000                20,403,257    $20,403     $(55,000)       $547,114
                              ===========   ========    ==========     =========


                             AVANI INTERNATIONAL GROUP INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            THREE MONTHS ENDED MARCH 31, 2000
                                       (UNAUDITED)
                                      PAGE 2 OF 2

                                                   Accumulated
                       Additional                     Other
                        Paid-in      Accumulated   Comprehensive   Comprehensive
                        Capital        Deficit         Loss             Loss
                    ______________  _____________  ______________  _____________

BALANCE,
DECEMBER 31,1999
  (audited)            $5,789,693    $(3,804,361)    $(161,157)      $       -


ISSUANCE OF
  COMMON STOCK             33,830              -             -               -

NET LOSS                        -       (254,767)            -        (254,767)

FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS       -              -       (38,973)        (38,973)
                                                                      __________
COMPREHENSIVE LOSS              -              -             -       $(293,740)
                      ____________   ____________   ____________      ==========

BALANCE
MARCH 31,2000          $5,823,523    $(4,059,628)    $(200,130)
                      ============   ============   =============


                               See the accompanying notes.
                                         - 5 -

                               AVANI INTERNATIONAL GROUP INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                     (UNAUDITED)




                                                      2000              1999
                                                  ___________        __________
OPERATING ACTIVITIES
    Net loss                                       $(254,767)        $ (92,592)
    Adjustments to reconcile net loss to
     net cash used in operating activities
      Depreciation and amortization                   45,720            33,627
      Issuance of common stock for consulting fees    34,000                 -
      (Increase) decrease in assets
         Accounts receivable                         (16,881)          (34,812)
         Inventory                                    13,109            (7,382)
         Prepaid expenses                             (3,810)            6,111
      Increase (decrease) in liabilities
         Accounts payable and accruals               (50,158)          (26,411)
         Unearned income and deposits                 (4,402)              192
                                                   __________        ___________

  Net cash used in operating activities             (237,189)         (121,267)
                                                   __________        ___________

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment             -            (4,008)
                                                   __________        ___________

FINANCING ACTIVITIES
  Proceeds from mortgages payable                          -            63,955
  Payments of mortgages payable                       (1,739)                -
  Repayment of stockholder loans                     (29,554)                -
                                                   ___________       ___________
Net cash provided by (used in) financing activities  (31,293)           63,955
                                                   ___________       ___________
EFFECT OF EXCHANGE RATES ON CASH                     (36,805)           (7,357)
                                                   ___________       ___________
NET DECREASE IN CASH                                (305,287)          (68,677)
                                                   ___________       ___________
CASH - BEGINNING OF PERIOD                           954,606           103,428
                                                   ___________       ___________
CASH - END OF PERIOD                               $ 649,319           $34,751
                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
      Interest                                     $   7,596           $ 8,327
                                                   ===========       ===========
      Income taxes                                 $       -           $     -
                                                   ===========       ===========




                             See the accompanying notes.
                                         - 6 -


                            AVANI INTERNATIONAL GROUP INC.
                                   AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000 AND 1999



NOTE 1 - INTERIM FINANCIAL INFORMATION

The financial statements of Avani International Group, Inc. and Subsidiaries the 'company') as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from the audited financial statements for the year ended December 31, 1999.

Certain  information and footnote disclosures, normally included in financial
statements   prepared  in  accordance  with  generally   accepted  accounting
principles, have been omitted.   These financial statements should be read in
conjunction  with   the  financial  statements  and  notes for the year ended
December 31, 1999, included in the Form 10-KSB of the Company for such period.


NOTE 2 - BASIS OF PRESENTATION

The  consolidated  condensed financial statements include the accounts of the
Company  and  its  subsidiaries.   All  material  intercompany  balances  and
intercompany transactions have been eliminated.


NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the three months ended March 31, 2000 and 1999 was $(38,973) and $12,161.


NOTE 4 - MAJOR CUSTOMER AND SUPPLIER

In each period the Company sold a substantial portion of its products to one customer. During the three months ended March 31, 2000 and 1999, sales to an Australian customer aggregated $21,552 and $33,984. At March 31, 2000 and 1999, there were no amounts due from these customers included in trade accounts receivable.

During the three months ended March 31, 2000 and 1999, the Company purchased approximately 27% and 47% of its materials from one supplier. At March 31, 2000 and 1999 there were no amounts due to that supplier. If the supplier ceased doing business with the Company, management believes that other sources of material are available.


NOTE 5 - COMMON STOCK

The Company issued 170,000 shares valued at $34,000 for consulting services during the three months ended March 31, 2000.

	                AVANI INTERNATIONAL GROUP INC.
	                      AND SUBSIDIARIES
	      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
	                    MARCH 31, 2000 AND 1999




NOTE 6 - JOINT VENTURE AGREEMENT

The Company entered into an agreement on February 18, 2000 with a Malaysian company, Avani 02 Water SDN.BHD ('AOW'), whereby AOW would have the exclusive right and license to produce and sell the Company's proprietary enriched water products. In return AOW would pay the Company a royalty of 2% of gross revenue, a license fee of $500,000 per production facility, 20% of the net profits of AOW and purchase the equipment supplied by the Company.

The royalty will initially be payable within 60 days of preparation of the annual audited financial statements; however, once AOW has completed one profitable year, the royalty will be calculated quarterly and will be payable within 60 days of the end of each year.

The licensing fee is payable on or before 6 months from the date each facility is commissioned and begins production.


NOTE 7 - FINANCIAL CONSULTING AGREEMENT

On March 23, 2000, the Company entered into a financial consulting arrangement with SJH Corporate Services, Inc. ('SJH'). SJH specializes in source funding for companies in their infancy stage, as well as introducing potential distributors for products. The company has granted SJH a stock option to acquire 3,200,000 shares of common stock of Avani with the following terms:

      1) Exercise price per share is $.20.
      2) The option shares must be exercised on or before each respective date, in the increments stated below:

               Date                      Number of Option Shares
          _______________                _______________________
           June 30, 2000                        250,000
           July 31, 2000                        250,000
         August 30, 2000                      1,000,000
      September 30, 2000                        250,000
       November 30, 2000                      1,250,000
       December 31, 2000                        200,000



NOTE 8 - MANAGEMENT'S PLANS

The Company has incurred substantial recurring losses from operations. This condition raises substantial doubt about its ability to continue as a going concern. For the three months ended March 31, 2000 the Company incurred a net loss of $254,767 and has an accumulated deficit of $4,059,628.

                  	    AVANI INTERNATIONAL GROUP INC.
	                             AND SUBSIDIARIES
	          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2000 AND 1999





NOTE 9 - MANAGEMENT'S PLANS (Continued)

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

While the Company is expected to be able to meet its current obligations, its future is dependent on the ability to obtain capital infusions and/or profitable operations.

In an effort to improve its operations, management is in the process of instituting certain revenue enhancing measures, including the establishment of another manufacturing facility in Malaysia, and the expansion to other international markets.

Item 2. Management's Discussion and Analysis.
The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Three Months Ended March 31, 2000 compared with Three  Months  Ended  March 31,
1999.

Revenues for the three months ended March 31, 2000 were $105,594 representing a decrease of 40.84% from revenues of $178,498 for the same period in 1999.
The decrease for the period was due to reduction of international sales caused principally by the loss of a Taiwanese distributor as previously reported and the reduction of sales to an Australian distributor, and to a lesser extent by reduced domestic sales. Revenues for the three month period in 2000 consisted sales of $99,629 in water and supply sales (a decrease of 40.13% from $166,404 for the prior period), $3,837 in cooler and equipment sales (an increase of 167.95% from $1,432 for the prior period) and $2,128 in cooler rentals (a decrease of 80.04% from $10,662 for the prior period). Of the total revenue for the three month period in 2000, $21,552 (or 20.42% of total sales) represented sales to an Australian distributor. This amount represents a decrease of 36.58% from sales of $33,984 to the Australian distributor for the prior period. Increase income earned on investment of cash $9,805 for the three month period in 2000 contrasted with $-0- for the prior period. The increase is due placements that occurred in 1999.

Cost of sales for the three month period in 2000 totaled $107,118 representing a slight increase from $106,404 for the same period in 1999. Cost of goods sold for the three month period as a percentage of sales was 101.44% for the 2000 period representing an increase of 42.34% from 59.1% for the prior period. The percentage increase is a result of the reduction of revenues for the quarter, coupled with an increase in depreciation and a less than pro-rata reduction in cost of sales. Cost of sales for the three month period in 2000 consisted of $74,286 in bottled water, supplies, coolers and related equipment (a decrease of 12.47% from $84,869 for the prior period) and $32,832 in depreciation (an increase of 54.79% from 21,210 for the prior period). Gross profit for the three month period in 2000 was $(1,524), compared with $72,094 for the same period in 1999.

General and administrative expenses which includes administrative salaries and overhead for the three month period in 2000 totaled $216,261 compared with $140,592 for the same period in 1999. The increase of 53.82% for the three month period in 2000 is due to the hiring of additional in-house marketing personnel, the accrual of certain benefits, the settlement of a lawsuit and related legal costs, and increased travel expenses. Marketing expenses totaled $41,202 for the three month period in 2000 representing an increase of 151.57% from $16,378 for the prior period. The increase in marketing expenses is due to increased promotional expenses associated with its overseas markets. Interest expense in connection with the Company for the three month period in 2000 representing a decrease of 8.78% from $8,327 for the prior period. Net loss for the three month period in 2000 was $254,767 compared with a net loss of $92,592 for the prior period.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock.

As of March 31, 2000, the Company had working capital in the amount of $894,471(of which $401,025 is equipment held for resale in accordance with the Company's Malaysian joint venture agreement). The Company continues to experience difficulties in establishing any meaningful distribution channels, and, as a result continues to experience significant losses from operations.
The Company is uncertain as to when it will achieve profitable operations. Until such time as it achieve profitability for which no assurances can be given, the Company intends to finance its ongoing operations through the private placement of its capital stock or though debt financing. The Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, such event will have a material adverse impact on Company.

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

Property, plant and  equipment,  net of accumulated depreciation, totaled
$1,577,215  on  March 31, 2000.   Property, plant  and  equipment, net of
accumulated depreciation, totaled $2,027,440 on December 31,  1999.

Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 1999 for additional statements concerning operations and future capital requirements.

Certain risks exist with respect to the Company and its business, which risks include the lack of profitable operations, limited distribution channels, and the need for additional capital to sustain operations. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Form 10-KSB for the period ended December 31, 1999 and elsewhere therein for a broader discussion of such risks and uncertainties.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 16, 2000          /s/Dennis Robinson
                               Dennis Robinson
                               Treasurer and
                               Chief Accounting Officer

SCHEDULE 27.1
FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 1st QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   3 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD END                                    MAR-31-2000
CASH                                          649
SECURITIES                                    0
RECEIVABLES                                   82
ALLOWANCES                                    0
INVENTORY                                     52
CURRENT-ASSETS                                1,219
PP&E                                          2,098
DEPRECIATION                                  521
TOTAL ASSETS                                  2,822
CURRENT-LIABILITIES                           324
BONDS                                         0
COMMON                                        20
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      2,056
TOTAL-LIABILITIES-AND-EQUITY                  2,822
SALES                                         106
TOTAL-REVENUES                                106
CGS                                           107
TOTAL-COST                                    364
OTHER-EXPENSES                                (12)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              8
INCOME-PRETAX                                 (255)
INCOME-TAX                                    0
INCOME-CONTINUING                             (255)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (255)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)