Form 10QSB
period 2000-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2000-08-15
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                             FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

                   AVANI INTERNATIONAL GROUP INC.
           (Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866
(State of Incorporation                   (I.R.S. Employer I.D. Number)

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

                            Common Stock
                          (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes: X  No:
(2). Yes: X  No:
The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of June 30, 2000 was 20,403,257.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X



                                INDEX
PART I - FINANCIAL INFORMATION
Item  1. Financial Statements.                                        Page No.

Consolidated Condensed Balance Sheet as of June 30, 2000 (unaudited)
and December 31,1999 (audited).                                           3
Consolidated Condensed Statement of Operations for the Three Months
and Six Months Ended June 30, 2000 and 1999 (unaudited).                  4
Consolidated Condensed Statement of Stockholders Equity
for the Six Months Ended June 30, 2000 and 1999 (unaudited).              5
Consolidated Condensed Statement of Cash Flows the Six Months
Ended June 30, 2000 and 1999 (unaudited).                                 6
Notes to Financial Statements                                             7
Item 2. Management's Discussion and Analysis of Results of                9
        Operations and Financial Condition.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                                10
Item 2. Change in Securities.                                             10
Item 3. Defaults Upon Senior securities.                                  10
Item 4. Submission Of Matters To A Vote of Securityholders.               10
Item 5. Other Information.                                                10
Item 6. Exhibits and Reports on Form 8-K.                                 10
   Signature                                                              10











                   PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.



                   AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES


                           C O N T E N T S



                                                           PAGE


INDEPENDENT ACCOUNTANTS' REPORT                              1


CONSOLIDATED BALANCE SHEETS                                  2


CONSOLIDATED STATEMENTS OF OPERATIONS                        3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY              4


CONSOLIDATED STATEMENTS OF CASH FLOWS                        5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6 - 8














                   INDEPENDENT ACCOUNTANTS' REPORT





We have reviewed the accompanying consolidated balance sheets of Avani International Group, Inc. and Subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders= equity and cash flows for the six months then ended. These financial statements are the responsibility of the Company=s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 8, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.















August 4, 2000

                   AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  June 30,     December 31,
                                                      2000        1999
                                                  ---------     -----------
                                                  (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS
Cash                                           $   530,986      $ 954,606
Accounts receivable, net                            46,276         62,419
Goods and services tax receivable                   23,435         20,675
Inventory                                           58,012         65,078
Prepaid expenses                                    10,510         12,874
Assets held for resale                             401,025              -
                                               ------------     ------------

TOTAL CURRENT ASSETS                             1,070,244       1,115,652
                                               ============     =============

PROPERTY, PLANT AND EQUIPMENT - Net              1,585,735       2,027,440
                                               ------------      ------------

OTHER ASSETS
Security deposits                                   10,515          10,709
Trademarks and licenses                             22,213          15,318
                                                -----------      ------------
                                                    32,728          26,027

TOTAL ASSETS                                    $2,688,707      $3,169,119
                                                ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable stockholders                      $    78,247     $  109,521
Current portion of long-term debt                   294,092          7,865
Accounts payable and accruals                       109,722        144,632
Wages and benefits payable                            8,850         23,548
Unearned income                                      18,397         15,542
Bottle and cooler deposits                          111,857        107,915
                                                 ------------   -------------

TOTAL CURRENT LIABILITIES                           621,165        409,023
                                                 ------------   -------------

LONG-TERM DEBT - Net of current portion             124,009        424,074
                                                  -----------   -------------

TOTAL LIABILITIES                                   745,174        833,097
                                                  -----------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value,
25,000,000 shares authorized;
20,403,257 and 20,233,257 shares
issued and outstanding                               20,403         20,233

COMMON STOCK DISCOUNT                               (55,000)       (55,000)

WARRANTS OUTSTANDING                                547,114        547,114

ADDITIONAL PAID-IN-CAPITAL                         5,823,523     5,789,693

ACCUMULATED DEFICIT                               (4,227,641)   (3,804,861)

ACCUMULATED OTHER COMPREHENSIVE LOSS                (164,866)     (161,157)
                                                  ------------  -------------

TOTAL STOCKHOLDERS' EQUITY                         1,943,533     2,336,022
                                                  ------------  -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,688,707    $3,169,119
                                                  ============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (UNAUDITED)





                               Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                              ----------------------   -----------------
                                    2000       1999       2000       1999
                              ------------ ----------  ----------  -----------

REVENUE
Bottled water and supply sales  $  134,218 $  113,214  $  233,847  $  279,618
Cooler and equipment sales           5,333        679       9,170       2,111
Cooler rentals                       4,779      3,891       6,907      14,553
                                ----------  ----------  ----------  ----------
                                   144,330    117,784     249,924     296,282
                                ----------  ----------  ----------  ----------
COST OF GOODS SOLD
Cost of goods sold
(excluding depreciation)           105,818     68,056     180,104     152,925
Depreciation                         9,222     22,070      42,054      43,605
                                ----------  ----------  ----------  ----------
                                   115,040     90,126     222,158     196,530
                                ----------  ----------  ----------  ----------
GROSS PROFIT                        29,290     27,658      27,766      99,752
                                ----------  ----------  ----------  ----------
OPERATING EXPENSES
General and administrative         114,369    175,280     330,630     315,872
Marketing                           85,027      9,314     126,229      25,692
                                ----------  ----------  ----------  ----------
                                   199,396    184,594     456,859     341,564
                                ----------  ----------  ----------  ----------
LOSS FROM OPERATIONS              (170,106)  (156,936)   (429,093)   (241,812)

OTHER INCOME (EXPENSE)
Other                                3,908        835       5,919       1,446
Interest income                      7,686          -      17,491           -
Interest expense                    (9,501)   (11,001)    (17,097)    (19,328)
                                ----------  ----------  ----------  ----------
                                     2,093    (10,166)      6,313     (17,882)
                                ----------  ----------  ----------  ----------
NET LOSS                       $  (168,013) $(167,102)  $(422,780)  $(259,694)
                                ==========  ==========  ==========  ==========
BASIC AND DILUTED LOSS
PER COMMON SHARE                 $ (0.01)    $ (0.01)    $ (0.02)    $ (0.02)
                                ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER
   OF SHARES                    20,400,514  12,191,590  20,372,181  11,899,924
                                ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                   AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   SIX  MONTHS ENDED JUNE 30, 2000
                             (UNAUDITED)
                             PAGE 1 OF 2




                       Common Stock        Common                  Additional
                    ------------------      Stock     Warrants       Paid-In
                      Shares    Amount     Discount  Outstanding     Capital
                   ----------- ---------  ---------- -----------  ------------

BALANCE,
DECEMBER 31, 1999
(AUDITED)           20,233,257  $20,233    $(55,000)   $547,114    $5,789,693


ISSUANCE OF COMMON
  STOCK                170,000      170                       -        33,830

NET LOSS                     -        -           -           -             -

FOREIGN CURRENCY
TRANSLATION
ADJUSTMENTS                  -        -           -           -             -

COMPREHENSIVE  LOSS          -        -           -           -             -
                   -----------  --------  ----------  ----------  -------------

BALANCE, JUNE 30,
 2000               20,403,257  $20,403    $(55,000)   $547,114    $5,823,523
                   =========== =========  ==========  ==========   ===========





                   AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   SIX  MONTHS ENDED JUNE 30, 2000
                             (UNAUDITED)
                             PAGE 2 OF 2








                                     Accumulated
                                           Other
                      Accumulated  Comprehensive     Comprehensive
                          Deficit           Loss              Loss
                   -------------- ---------------- ---------------

BALANCE,
DECEMBER 31, 1999
(AUDITED)            $(3,804,861)     $(161,157)      $         -

ISSUANCE OF COMMON
STOCK                          -              -                 -

NET LOSS                (422,780)             -          (422,780)

FOREIGN CURRENCY
TRANSLATION
ADJUSTMENTS                    -         (3,709)           (3,709)
                                                     -------------
COMPREHENSIVE  LOSS            -              -         $(426,489)
                   --------------- ---------------  ==============
BALANCE, JUNE 30,
  2000               $(4,227,641)     $(164,866)
                  ================ ===============























  The accompanying notes are an integral part of these consolidated financial statements.

                   AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                          (UNAUDITED)





                                              2000        1999
                                             -----        -----

OPERATING ACTIVITIES
Net loss                                    $(422,780)  $(259,694)
Adjustments to reconcile net loss to net
cash used in operating activities
  Depreciation and amortization                55,731      67,609
  Issuance of common stock for consulting fees 34,000           -
  (Increase) decrease in assets
   Accounts receivable                         11,904     (25,558)
   Inventory                                    5,683      29,018
   Prepaid expenses                             2,354     (50,726)
   Other assets                               (11,672)     15,204
  Increase (decrease) in liabilities
   Accounts payable and accruals              (69,285)    113,831
   Unearned income and deposits                 3,198      2,322
                                           ------------ ----------

Net cash used in operating activities         (390,867)  (107,994)
                                           ------------- ----------

INVESTING ACTIVITIES
 Acquisition of property, plant and equipment  (28,834)   (11,158)
                                           ------------- ----------

FINANCING ACTIVITIES
 Proceeds from mortgages payable                     -     64,853
 Payments of mortgages payable                  (4,572)    (5,282)
 Issuance of common shares, net of offering costs    -    800,000
                                           ------------- -----------

Net cash provided by (used in) financing
 activities                                     (4,572)   859,571
                                           ------------- -----------

EFFECT OF EXCHANGE RATES ON CASH                 1,847       (671)
                                           ------------- -----------

NET INCREASE (DECREASE) IN CASH               (422,426)    739,748

CASH - BEGINNING OF PERIOD                     953,412     103,428
                                           ------------- -----------

CASH - END OF PERIOD                         $ 530,986   $ 843,176
                                           ============= ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest                                     $  17,097   $  19,328
                                           ============= ============

Income taxes                                 $        -  $       -
                                           ============= ============








  The accompanying notes are an integral part of these consolidated financial statements.

                   AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND 1999







NOTE 1 - INTERIM FINANCIAL INFORMATION

The financial statements of Avani International Group, Inc. and Subsidiaries (the 'Company') as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from the audited financial statements for the year ended December 31, 1999.

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


NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the six months ended June 30, 2000 and 1999 was $(3,709) and $45,745.


NOTE 4 - MAJOR CUSTOMER AND SUPPLIER

In each period the Company sold a substantial portion of its products to a few customers. During the six months ended June 30, 2000, sales to an Australian customer aggregated $21,552 and sales to a Japanese customer aggregated $31,572, and during the six months ended June 30, 1999, sales to an Australian customer aggregated $57,000 and sales to a Japanese customer aggregated $32,544. At June 30, 2000 and 1999, amounts due from these customers included in trade accounts receivable were $-0- and $25,560.

During the six months ended June 30, 2000 and 1999, the Company purchased approximately 45% and 47% of its materials from one supplier. At June 30, 2000 and 1999 there were no amounts due to that supplier. If the supplier ceased doing business with the Company, management believes that other sources of material are available.


NOTE 5 - COMMON STOCK

The Company issued 170,000 shares valued at $34,000 for consulting services during the six months ended June 30, 2000.



                               PAGE  6


                   AVANI INTERNATIONAL GROUP INC.
                        AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND 1999



NOTE 6 - JOINT VENTURE AGREEMENT

The Company entered into an agreement on February 18, 2000 with a Malaysian company, Avani 02 Water SDN.BHD ("AOW"), whereby AOW would have the exclusive right and license to produce and sell the Company's proprietary enriched water products. In return AOW would pay the Company a royalty of 2% of gross revenue, a license fee of $500,000 per production facility, 20% of the net profits of AOW and purchase the equipment supplied by the Company.

The royalty will initially be payable within 60 days of preparation of the annual audited financial statements; however, once AOW has completed one profitable year, the royalty will be calculated quarterly and will be payable within 60 days of the end of each year.

The licensing fee is payable on or before 6 months from the date each facility is commissioned and begins production.


NOTE 7 - FINANCIAL CONSULTING AGREEMENT

On March 23, 2000, the Company entered into a financial consulting arrangement with SJH Corporate Services, Inc. ("SJH"). SJH specializes in source funding for companies in their infancy stage, as well as introducing potential distributors for products. The company has granted SJH a stock option to acquire 3,200,000 shares of common stock of Avani with the following terms:

  1)   Exercise price per share is $.20.
  2) The option shares must be exercised on or before each respective date, in the increments stated below:

                    Date              Number of Option Shares
               June 30, 2000             250,000
               July 31, 2000             250,000
               August 30, 2000         1,000,000
               September 30, 2000        250,000
               November 30, 2000       1,250,000
               December 31, 2000         200,000



NOTE 8 - MANAGEMENT'S PLANS

The Company has incurred substantial recurring losses from operations. This condition raises substantial doubt about its ability to continue as a going concern. For the six months ended June 30, 2000 the Company incurred a net loss of $422,780 and has an accumulated deficit of $4,227,641.


In view of the matters described above, the continuation of the Company is dependent on the Company's ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in the normal course of business. While the Company is expected to be able to meet its current obligations, its future is dependent on the ability to obtain capital infusions and/or profitable operations. In an effort to improve its operations, management is in the process of instituting certain revenue enhancing measures, including the establishment of another manufacturing facility in Malaysia, and its expansion efforts to other international markets.

Item 2. Management's Discussion and Analysis.
The  following  discusses the financial results and position  of  the
consolidated   accounts  of  the  Company  and   its   wholly   owned
subsidiaries for the periods indicated.

Results of Operations

Revenues for the three- and six-month periods ended June 30, 2000 were $144,330 and $249,924, respectively, compared with revenues of $117,784 and $296,282 for the same periods in 1999. The decrease of 15.65% for the six-month period in 2000 was due to a loss of sales to an Australian distributor and a Taiwanese distributor, and the reduction of local sales. Revenues for the six-month period in 2000 consisted of $233,847 in water and supply sales (a decrease of 16.37% from $279,618 for the prior period), $9,170 in cooler and equipment sales (an increase of 334% from $2,111 for the prior period) and $6,907 in cooler rentals (a decrease of 52.54% from $14,553 for the prior period). Of the total revenue for the six-month period in 2000, $21,552 (or 9.22% of total water sales) represented sales to a second Australian distributor and $31,572 (or 13.5% of total water sales) represented sales to a Japanese distributor. Interest income for earned on investment of cash totaled $17,491 for the six-month period in 2000 compared with $0 for the prior period. The increase is a result of the increase of available cash for the current period as compared with the prior period.

Cost of sales for the three- and six-month periods in 2000 totaled $115,040 and $222,158, respectively, compared with $90,126 and $196,530 for the same periods in 1999. Cost of goods sold for the six-month periods as a percentage of sales increased by 22.56% from 66.33% to 88.89% due principally to the reduction in sales and fixed operating costs. Cost of sales for the six-month period in 2000 consisted of $180,104 in bottled water, supplies, coolers and related equipment (an increase of 17.77% from $152,925 for the prior period) and $42,054 in depreciation (a decrease of 3.56% from $43,605 for the prior period). Gross profit for the three- and six-month periods in 2000 was $29,290 and $27,766, respectively, compared with $27,658 and $99,752 for the prior periods.

General and administrative expenses which includes administrative salaries and overhead for the six-month period totaled $330,630 which represents an increase of 4.67% from $315,872 for the prior period. This slight increase is due to increased personnel costs.
Marketing   expenses   totaled $126,229  for  the six-month period in
2000  representing an increase of 391% from $25,692 for  $120,342 for
the  prior  period.   The  increase  in  marketing  expenses  is  due
principally to increased promotional expenses associated with its overseas markets, and to a lesser extent expenses for local promotions. Interest expense in connection with the Company's real estate totaled $17,097 for the six-month period in 2000 representing a decrease of 11.54% from $19,328 for the prior period. Net loss for the three and six month periods in 2000 was $168,013 and $422,780, respectively, compared with $167,102 and $259,694 for the respective prior periods.


Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock.

As of June 30, 2000, the Company had working capital in the amount of $449,079. The Company continues to experience difficulties in establishing any meaningful distribution channels, and, as a result continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. Until such time as it achieves profitable operations for which no assurances can be given, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. As of this date, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is in fact unsuccessful in its financing endeavors, such event will have a material adverse impact on its operations.

In March 2000, the Company entered into two agreements with an unaffiliated company to identify potential sources of capital and to provide investor relations services. The Company granted 3,200,000 stock options to the third party at an option price of $0.20 per share. The options are exercisable monthly on or before the end of each calendar month from June to December 2000 in the following respective monthly increments; 250,000, 250,000, 1,000,000, 250,000,
1,250,000 and 200,000. In the event an increment is not exercised by any such respective date, the remaining unexercised options expire automatically. As of this date, none of the options have been exercised.

Property, plant and equipment, net of accumulated depreciation, totaled $1,585,735 on June 30, 2000. Property, plant and equipment, net of accumulated depreciation, totaled 2,027,440 on December 31, 1999.

Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for additional statements concerning
operations  and  future   capital requirements.

Certain risks exist with respect to the Company and its business, which risks include the lack of profitable operations, limited distribution channels, and the need for additional capital to sustain operations. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999 for a broader discussion of such risks and uncertainties.

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

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            AVANI INTERNATIONAL GROUP, INC.

Date: August  14, 2000
                            ---------------------------
                             Dennis Robinson - Treasurer and
                             Chief Accounting Officer

                            SCHEDULE 27.1
                       FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 2nd QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   6 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD END                                    JUN-30-2000
CASH                                          531
SECURITIES                                    0
RECEIVABLES                                   46
ALLOWANCES                                    0
INVENTORY                                     58
CURRENT-ASSETS                                1,070
PP&E                                          2,118
DEPRECIATION                                  532
TOTAL ASSETS                                  2,689
CURRENT-LIABILITIES                           621
BONDS                                         0
COMMON                                        20
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      1,924
TOTAL-LIABILITIES-AND-EQUITY                  2,689
SALES                                         250
TOTAL-REVENUES                                250
CGS                                           222
TOTAL-COST                                    679
OTHER-EXPENSES                                (23)
LOSS-PROVISON                                 0
INTEREST-EXPENSE                              17
INCOME-PRETAX                                 (423)
INCOME-TAX                                    0
INCOME-CONTINUING                             (423)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (423)
EPS-PRIMARY                                   (.02)
EPS-DILUTED                                   (.02)