Form 10QSB
period 2000-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2000-11-15
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D. C. 20549


FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2000.

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

Common Stock
(Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes: X  No:
(2). Yes: X  No:
The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of September 30, 2000 was 20,403,257.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X


                                      INDEX


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.                                    Page No.

 -Consolidated Condensed Balance Sheet as of September 30,
  2000 (unaudited) and December 31, 1999 (audited).                    3
 -Consolidated Condensed Statement of Operations for the Three
  Months and Nine Months Ended September 30, 2000 and 1999 (unaudited).4 -Consolidated Condensed Statement of Stockholders Equity for the
  Nine Months Ended September 30, 2000 (unaudited).                    5
 -Consolidated Condensed Statement of Cash Flows the Nine Months
  Ended September 30, 2000 and 1999 (unaudited).                       6
 -Notes to Financial Statements                                        7

Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition.                                  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                             10
Item 2. Change in Securities.                                          11
Item 3. Defaults Upon Senior securities.                               11
Item 4. Submission Of Matters To A Vote of Securityholders.            11
Item 5. Other Information.                                             11
Item 6. Exhibits and Reports on Form 8-K.                              11
Signatures                                                             12


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                 AVANI INTERNATIONAL GROUP INC.
                       AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS


                                          September 30,         December 31,
                                               2000               1999
                                          -------------       -------------
                                           (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash                                    $   402,965              $   954,606
  Accounts receivable, net                     52,386                   62,419
  Goods and services tax receivable            10,590                   20,675
  Inventory                                    56,020                   65,078
  Prepaid expenses                              1,447                   12,874
  Assets held for resale                      401,025                        -
                                          --------------           ------------
TOTAL CURRENT ASSETS                          924,433                1,115,652

PROPERTY, PLANT AND EQUIPMENT - Net         1,546,194                2,027,440
                                         ---------------           -------------
OTHER ASSETS
  Security deposits                            10,421                   10,709
  Trademarks and licenses                      25,330                   15,318
                                         ---------------           -------------
                                               35,751                   26,027
                                         ---------------           -------------

TOTAL ASSETS                              $ 2,506,378               $3,169,119
                                         ===============           =============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans payable stockholders              $    66,670              $   109,521
  Current portion of long-term debt           351,099                    7,865
  Accounts payable and accruals                91,943                  144,632
  Wages and benefits payable                    8,451                   23,548
  Unearned income                              18,141                   15,542
  Bottle and cooler deposits                   95,335                  107,915
                                        ---------------           --------------
TOTAL CURRENT LIABILITIES                     631,639                  409,023

LONG-TERM DEBT - Net of current portion        61,253                  424,074
                                        ---------------           --------------

TOTAL LIABILITIES                             692,892                  833,097
                                        ===============           ==============
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

COMMON STOCK, $.001 par value,
25,000,000 shares authorized
20,403,257 and 20,233,257 shares
issued and outstanding                         20,403                   20,233

COMMON STOCK DISCOUNT                         (55,000)                 (55,000)

WARRANTS OUTSTANDING                          547,114                  547,114

ADDITIONAL PAID-IN-CAPITAL                  5,823,523                5,789,693

ACCUMULATED DEFICIT                        (4,407,358)              (3,804,861)

ACCUMULATED OTHER COMPREHENSIVE LOSS         (115,196)                (161,157)
                                          -------------            ------------
TOTAL STOCKHOLDERS' EQUITY                  1,813,486                2,336,022
                                          -------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $ 2,506,378               $3,169,119
                                          =============            ============

                           See the accompanying notes.
                                    Page F-3


                    AVANI INTERNATIONAL GROUP INC.
                          AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)








                              Three Months Ended          Nine Months Ended
                                   September 30,             September 30,
                              -------------------------  -----------------------
                                 2000       1999            2000         1999

REVENUE
Bottled water and supply sales  $ 123,571    $ 177,127   $  357,418   $ 456,745
Cooler and equipment sales          3,780        2,228       12,950       4,339
Cooler rentals                      2,134        3,795        9,041      18,348
                                ----------- -----------  -----------  ----------
                                  129,485      183,150      379,409     479,432
                                ----------- -----------  -----------  ----------

COST OF GOODS SOLD
Cost of goods sold
(excluding depreciation)           67,255       80,461      247,359     233,386
Depreciation                        9,782       25,083       51,836      68,688
                                ----------- -----------  -----------  ----------
                                   77,037      105,544      299,195     302,074

GROSS PROFIT                       52,448       77,606       80,214     177,358
                                -----------  ----------  -----------  ----------

OPERATING EXPENSES
General and administrative        188,451      234,414      519,081     550,286
Marketing                          49,942        6,495      176,171      32,187
                                -----------  ----------  -----------   ---------
                                  238,393      240,909      695,252     582,473
                                -----------  ----------  -----------   ---------
LOSS FROM OPERATIONS             (185,945)   (163,303)     (615,038)   (405,115)
                                -----------  ----------  -----------   ---------

OTHER INCOME (EXPENSE)
Other                               2,504      11,046         8,423      12,492
Interest income                     6,905       1,972        24,396       1,972
Interest expense                   (3,181)     (5,834)      (20,278)    (25,162)
                                -----------  ----------  -----------   ---------
                                    6,228       7,184        12,541     (10,698)
                                -----------  ----------  -----------   ---------
NET LOSS                      $  (179,717) $ (156,119)   $ (602,497)  $(415,813)
                               ============  =========== ===========   =========

BASIC AND DILUTED LOSS PER
  COMMON SHARE                 $    (0.01)  $   (0.01)   $   (0.03)      (0.03)
                               ============ ===========  ===========   =========

WEIGHTED AVERAGE NUMBER
   OF SHARES                   20,400,514   17,670,757   20,381,625   14,212,424
                               ============ =========== ============  ==========











                            See the accompanying notes.
                                       Page F4


                            AVANI INTERNATIONAL GROUP INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       NINE  MONTHS ENDED SEPTEMBER 30, 2000
                                    (UNAUDITED)
                                    PAGE 1 OF 2


                                         Common Stock
                                      __________________ Common
                                                         Stock       Warrants
                                       Shares    Amount  Discount   Outstanding
                                      __________ _______ __________ ___________

BALANCE, DECEMBER 31, 1999 (AUDITED)  20,233,257 $20,233 $(55,000)    $547,114

ISSUANCE OF COMMON STOCK                 170,000     170                     -
NET LOSS                                       -       -        -            -

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS       -       -        -            -

COMPREHENSIVE LOSS                             -       -        -            -
                                        __________ _______ __________ _________

BALANCE, SEPTEMBER  30, 2000           20,403,257 $20,403 $(55,000)   $547,114
                                       ========== ======== ========== =========

                        AVANI INTERNATIONAL GROUP INC.
                             AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   NINE  MONTHS ENDED SEPTEMBER 30, 2000
                               (UNAUDITED)
                                PAGE 2 OF 2
                                                    Accumulated
                           Additional                   Other
                             Paid-In  Accumulated  Comprehensive  Comprehensive
                             Capital    Deficit        Loss          Loss
                           ----------- ----------- -------------- ------------

BALANCE,
DECEMBER 31, 1999
 (AUDITED)                 $5,789,693  $(3,804,861)   $(161,157)    $        -

ISSUANCE OF COMMON STOCK       33,830            -            -              -

NET LOSS                            -     (602,497)           -       (602,497)
FOREIGN CURRENCY
TRANSLATION ADJUSTMENTS             -            -       45,961         45,961
                                                                    -----------
COMPREHENSIVE LOSS                  -            -            -      $(556,536)
                            ---------- ------------  -----------    ============
BALANCE,
 SEPTEMBER  30, 2000        $5,823,523  $(4,407,358)  $ 115,196
                           =========== ============  ==========









                          See the accompanying notes.
                                   Page F-5



                        AVANI INTERNATIONAL GROUP INC.
                               AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)







                                                             2000       1999
                                                           ---------- ----------
OPERATING ACTIVITIES
Net loss                                                   $(602,497) $(415,813)
Adjustments to reconcile net loss to net cash used in
   operating activities
Depreciation and amortization                                 90,809    101,232
Issuance of common stock for consulting fees                  34,000    130,000
(Increase) decrease in assets
Accounts receivable                                           17,999     11,240
Inventory                                                      7,069    (59,960)
Prepaid expenses                                              11,401     16,321
Other assets                                                 (14,517)         -
Increase (decrease) in liabilities
Accounts payable and accruals                               (101,942)    47,311
Unearned income and deposits                                   3,135     21,890
                                                           ---------- ----------
Net cash used in operating activities                       (554,543)  (147,779)
                                                           ---------- ----------
INVESTING ACTIVITIES
Acquisition of property, plant and equipment                 (28,834)   (16,274)
                                                           ---------- ----------
FINANCING ACTIVITIES
Proceeds from mortgages payable                                    -     61,415
Payments of mortgages payable                                 (5,868)         -
Payments of stockholder loans                                (10,857)         -
Issuance of common shares, net of offering costs                   -  1,450,000
                                                           ---------- ----------
Net cash provided by (used in) financing activities          (16,725) 1,511,415
                                                           ---------- ----------
EFFECT OF EXCHANGE RATES ON CASH                              48,461    (24,472)
                                                            ---------- ---------
NET INCREASE (DECREASE) IN CASH                             (551,641) 1,322,890

CASH - BEGINNING OF PERIOD                                   954,606    103,428
                                                            ---------- ---------
CASH - END OF PERIOD                                       $ 402,965 $1,426,318
                                                            ========== =========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for:
  Interest                                                 $  78,370  $  25,162
                                                           ========== ==========
Income taxes                                               $       -  $       -
                                                           ========== ==========







                                See the accompanying notes.

                                      Page F-6


                               AVANI INTERNATIONAL GROUP INC.
                                     AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000 AND 1999







NOTE 1 - INTERIM FINANCIAL INFORMATION

The financial statements of Avani International Group, Inc. and Subsidiaries (the "Company") as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair
presentation.   Results of  operations for  the three  and nine months ended
September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from the audited financial statements for the year ended December 31, 1999.

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


NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income for the first quarter of fiscal year 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the nine months ended September 30, 2000 and 1999 was $104,053 and $28,458.


NOTE 4 - MAJOR CUSTOMER AND SUPPLIER

In each period the Company sold a substantial portion of its products to a few customers. During the nine months ended September 30, 2000, sales to a Japanese customer aggregated $47,282 and during the nine months ended September 30, 1999, sales to an Australian customer aggregated $57,100 and sales to two Japanese customers aggregated $50,377. At September 30, 2000 and 1999, amounts due from these customers included in trade accounts receivable were $-0-.

During the nine months ended September 30, 2000 and 1999, the Company purchased approximately 45% and 47% of its materials from one supplier. At September 30, 2000 and 1999 there were no amounts due to that supplier. If the supplier ceased doing business with the Company, management believes that other sources of material are available.


NOTE 5 - COMMON STOCK

The Company issued 170,000 shares valued at $34,000 for consulting services during the nine months ended September 30, 2000.



                                 Page F-7


                         AVANI INTERNATIONAL GROUP INC.
                                AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999





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


NOTE 7 - FINANCIAL CONSULTING AGREEMENT

On  March  23, 2000,  the  Company  entered  into  a   financial  consulting
arrangement with SJH Corporate Services, Inc. ("SJH"). SJH specializes in sourcing funding for companies in their infancy stage, as well as introducing potential distributors for products. The company has granted SJH a stock option to acquire 3,200,000 shares of common stock of Avani with the following terms:

  1)  Exercise price per share is $.20.
  2) The option shares must be exercised on or before each respective date, in the increments stated below:

               Date                     Number of Option Shares
           June 30, 2000                   250,000 expired
           July 31, 2000                   250,000 expired
           August 30, 2000               1,000,000   *
           September 30, 2000              250,000   *
           November 30, 2000             1,250,000   *
           December 31, 2000               200,000

*Extended to December 31, 2000

NOTE 8 - MANAGEMENT'S PLANS

The Company has incurred substantial recurring losses from operations. This condition raises substantial doubt about its ability to continue as a going concern. For the nine months ended September 30, 2000 the Company incurred a net loss of $602,497 and has an accumulated deficit of ($4,407,358).

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



                                     Page F-8


Item 2. Management's Discussion and Analysis.

The  following  discusses  the  financial  results  and   position  of   the
consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Revenues for the three- and nine-month periods ended September 30, 2000 were $129,485 and $379,409, respectively, compared with revenues of $183,150 and $479,432 for the same periods in 1999. The decrease of 20.86% for the nine-month period in 2000 was due to a loss of sales from an Australian distributor and a Taiwanese distributor, and the reduction of local sales. Revenues for the nine-month period in 2000 consisted of $357,418 in bottled water and supply sales (a decrease of 21.75% from $456,745 for the prior period), $12,950 in cooler and equipment sales (an increase of 198% from $4,339 for the prior period) and $9,041 in cooler rentals (a decrease of 50.72% from $18,348 for the prior period). Of the total revenue for the nine-month period in 2000, $47,282 (or 13.23% of total water sales) represented sales to a Japanese distributor. Interest income earned on investment of cash totaled $24,396 for the nine-month period in 2000 compared with $1,972 for the prior period. The increase is a result of the increase of available cash for the current period as compared with the prior period.

Cost of sales for the three- and nine-month periods in 2000 totaled $77,037 and $299,195, respectively, compared with $105,544 and $302,074 for the same periods in 1999. Cost of goods sold for the nine-month periods as a percentage of sales increased by 15.85% for the 2000 period from 63.01% to 78.86% due principally to the reduction in sales and increased delivery costs. Cost of sales for the nine-month period in 2000 consisted of $247,359 in bottled water, supplies, coolers and related equipment (an increase of 5.99% from $233,386 for the prior period) and $51,836 in depreciation (a decrease of 24.53% from $68,688 for the prior period). Gross profit for the three- and nine-month periods in 2000 was $52,448 and $77,606, respectively, compared with $80,214 and $177,358 for the prior periods.

General and administrative expenses which includes administrative salaries and overhead for the nine-month period totaled $519,081 which represents a decrease of 5.67% from $550,286 for the prior period. This decrease is due
to  a   reduction  in   expenses  for  advertising,  vehicle  operation,  and
professional charges, partially offset by increases in salaries, marketing expenses, and sales commissions. Marketing expenses totaled $176,171 for the nine-month period in 2000 representing an increase of 447% from $32,187 for the prior period. The increase in marketing expenses is due principally to increased promotional expenses associated with its overseas markets, and to a lesser extent expenses for local promotions. Interest expense in connection with the Company's real estate totaled $20,278 for the nine-month period in 2000 representing a decrease of 19.41% from $25,162 for the prior period. Net loss for the three- and nine-month periods in 2000 was $179,717 and $602,497, respectively, compared with $156,119 and $415,813 for the prior periods.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock.

As of September 30, 2000, the Company had working capital in the amount of $292,794. The Company continues to experience difficulties in establishing any meaningful distribution channels, and, as a result continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. Until such time as it achieves profitable operations for which no assurances can be given, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. As of this date, the Company has no
commitments  for any  such  financing.    No assurances can be given that the
Company will be successful in these endeavors. If the Company is in fact unsuccessful in its financing endeavors, such event will have a material adverse impact on its operations.

In March 2000, the Company entered into two agreements with an unaffiliated company to identify potential sources of capital and to provide investor relations services. The Company granted 3,200,000 stock options to the third party at an option price of $0.20 per share. The option under the original grant were exercisable monthly on or before the end of each calendar month from June to December 2000 in the following respective monthly increments; 250,000, 250,000, 1,000,000, 250,000, 1,250,000 and 200,000. Options for
500,000 shares of common stock have expired. The exercise date for the remaining 2,700,000 shares under the options have been extended to December 31, 2000.

Property,  plant,  and  equipment, net  of  accumulated depreciation, totaled
$1,546,194  on  September  30, 2000.   Property, plant and equipment, net  of
accumulated  depreciation, totaled 2,027,440  on December 31, 1999.

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


                            AVANI INTERNATIONAL GROUP, INC.

Date: November 15, 2000    /s/ Dennis Robinson
                               Dennis Robinson Treasurer and
                               Chief Accounting Officer



SCHEDULE 27.1
FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 3rd QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   9 MONTHS
FISCAL YEAR END                               DEC-31
PERIOD END                                    SEPT-30-2000
CASH                                          403
SECURITIES                                    0
RECEIVABLES                                   52
ALLOWANCES                                    0
INVENTORY                                     56
CURRENT-ASSETS                                924
PP&E                                          2,118
DEPRECIATION                                  572
TOTAL ASSETS                                  2,506
CURRENT-LIABILITIES                           632
BONDS                                         0
COMMON                                        20
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                      1,793
TOTAL-LIABILITIES-AND-EQUITY                  2,506
SALES                                         379
TOTAL-REVENUES                                379
CGS                                           299
TOTAL-COST                                    994
OTHER-EXPENSES                                (24)
LOSS-PROVISON                                 0
INTEREST-EXPENSE                              20
INCOME-PRETAX                                 (602)
INCOME-TAX                                    0
INCOME-CONTINUING                             (602)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (602)
EPS-PRIMARY                                   (.03)
EPS-DILUTED                                   (.03)