Form 10KSB
period 2000-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2001-04-11
CIK 1048701

U.S.  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)                     FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the transition period from                  to
                                       ----------------    -----------------

Commission file number: 000-23319

                        AVANI INTERNATIONAL GROUP INC.
                (Name of Small Business Issuer in its charter)

Nevada                                                         88-0367866
(State of                                                   (I.R.S. Employer
Incorporation)                                                I.D. Number)



#328-17 Fawcett Road, Coquitlam, B.C. (Canada)                  V3K 6V2
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number 604-525-2386


Securities registered under Section 12 (b) of the Act:

        Title of each class                         Name of exchange on which
        to be registered                          each class is to be registered

              None                                            None

Securities registered under Section 12(g) of the Act:

                                    Common Stock
                                  (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: X  No:
Yes: X  No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year.  $534,195.

As of March 22, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $333,016. This calculation is based upon the average of the bid price of $0.02 and asked price of $0.3 of the common stock on March 22, 2001.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of December 31, 2000 was 20,403,257.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                      PART I

Item 1.  Description of Business.
         -----------------------

Introduction.
------------

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

General.
-------

The Company was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. The Company has three wholly owned subsidiaries; Avani Marketing Corp., Avani Oxygen Water Corporation (formerly Avani Water Corporation), and Avani International Marketing Corp.

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

The Company sells its product in the greater Vancouver metropolitan area and internationally to the United States, Hong Kong, Malaysia, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. The Company's sales nationally and internationally have been limited. The Company seeks to increase its national and international sales to existing and other markets through licensing agreements, distribution agreements, or joint ventures with third parties; however, results to date have generated limited sales. Accordingly, no assurances can be given that the Company will be successful in its efforts to expand its sales both nationally and internationally.

The Company's business is subject to various laws and regulations implemented by the Canadian government and local regulators, which require the Company to obtain licenses for its business and equipment, to be subject to annual inspections, to comply with certain quality standards regarding the Company's bottling plant and equipment, and to continuously control the quality of water sold by the Company. In addition, certain other governments and states within the United States require the Company to obtain certification of its bottled water. The Company believes that it is currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for it to sell its product in its current markets. In addition, the Company will seek approval from other governmental and state agencies in the event its geographical market expands. The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

Bottled Water Market.
--------------------

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

Avani Water contains less than 2 parts per million (ppm) of total dissolved solids (tds). The tds level of Avani water contrasts with other more recognizable products such as Evian water at 309 ppm of tds and Perrier water at 505 ppm of tds. Many regional spring waters fall between 45 and 600 ppm of tds. Total dissolved solids include metals such as iron, copper, and lead, and organic substances such as herbicides and pesticides. The limited tds content of Avani Water is achieved through a comprehensive filtration process used by the Company. The Company believes that this filtration process together with other aspects of its bottling process (reverse osmosis, carbon filtration and oxygen enrichment) enables the Company to deliver a smoother, more polished water when compared to most other bottled waters.

The Company's unique oxygenation process yields a water containing 26.4 mg/L (or
26.4 ppm) of dissolved oxygen which is approximately three times higher than the oxygen content level in Evian brand water or ordinary tap water. Internal tests performed by the Company indicate that 24 hours after opening a sealed bottle of Avani Water, the oxygen content is reduced to approximately 240 ppm. Ordinary water and most bottled water (unopened) contain less than 90 ppm of oxygen.

During fiscal years ending December 31, 1999 and December 31, 2000, the Company had no research and development costs.

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

The Company purchased the plant equipment in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the
1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 2000, the plant is operating at 30% of capacity using a one 40 hour shift. Two additional 40 hour shifts can be added to increase production capacity.

The overall working condition of the Company's plant and equipment is good to excellent. All of the bottling equipment will operate reliably at the maximum capacity rated by each respective manufacturer. The Company's trucks and forklifts are all in good working condition.

The Company is a member in good standing of NSF International, the Canadian Bottled Water Association and the International Bottled Water Association.

Sales and Distribution.
----------------------

The Company sells its products through internal sales personnel, independent distributors and commissioned brokers. Its product is sold in the greater Vancouver metropolitan area and internationally to United States, Hong Kong, Malaysia, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and sells 500 ml and
1.5 liter PET bottles directly to retail outlets in the Vancouver area.

The Company's sales development plan includes the increase of local and national sales to distributors, and the expansion of sales to existing and new markets through existing and other sales channels.

The Company directly markets its five gallon bottles in the greater Vancouver metropolitan area to business and residential users through commissioned salespersons. In addition, the Company leases water coolers to its customers which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 4 or more bottles per month. The customer pays a minimum charge of $32.00(CDN) per month, a one time bottle deposit charge of $10.00(CDN), a one time cooler deposit charge of $100(CDN) and an annual cooler lease charge of $160(CDN). The Company owns and operates three delivery vehicles and employs three delivery persons to service its customers. As of December 31, 2000, the Company has approximately 1400 customers. Revenues from its five gallon bottles represent approximately 52% of total water sales.

The Company also directly markets its 500 ml and 1.5 liter PET products to a limited number of specialty food outlets in the Vancouver area. As of December 31, 2000, direct sales to local retail outlets has been insignificant.

During fiscal 2000, the Company sold its PET products to the United States, Hong Kong, Malaysia, Japan and Australia. Product sales to these markets has been limited. The Company continues to seek distributors in these and other territories that will significantly advance product sales, however, no assurances can be given that the Company will be successful in its efforts.

In connection with the Company's overseas marketing efforts, in January 2000, the Company entered into an agreement with an unaffiliated Malaysian company to assist the Company in establishing distributors and other marketing channels for the Company's product on a worldwide basis, with principal concentration in Malaysia and other Asian markets. The Company will pay commissions on any resulting sales, and will pay certain administrative expenses of the third party. As a result of the Malaysian company's efforts, the Company shipped product to distributors located in Hong Kong and Japan, and in addition, the Company is presently negotiating with a distributor in Malaysia. At this time, the Company can not predict the amount of sales that may result from this agreement.

Joint Venture Arrangements

On February 11, 2000, the Company and Multimega Technologies Sdn. Bhd. mutually terminated its joint venture agreement. The joint venture proposed, among other terms, the construction of a bottling facility in Malaysia and the payment of a royalty and other consideration in the form of net profits to the Company.

On February 18, 2000, the Company and Avani O2 Water Sdn. Bdh., a Malaysian company ("Avani O2 (Malaysia)"), entered into a joint venture agreement pursuant to which Avani O2 (Malaysia) received, among other rights, the exclusive right and license to construct manufacturing facilities and to produce and sell the Company's proprietary water product worldwide, subject to certain conditions. The rights granted exclude Canada and the Canada operations. Avani O2 (Malaysia) is required to pay the Company a licensing fee of $500,000 for each manufacturing facility constructed. In addition, the Company will receive a 2% gross royalty, and 20% of the net profits realized by Avani O2 (Malaysia). The Company also will sell to its joint venturer certain equipment relating to the technology at a price to be negotiated. The term of the agreement is 30 years. Pursuant to the joint venture agreement, Kam Chong Yip, a controlling shareholder of the Company, was appointed to the board of directors of Avani O2 (Malaysia). No other affiliation exists between Avani O2 (Malaysia) and the Company or its affiliates. As of this date, the joint venturer has not initiated construction of any facility nor paid the licensing fee to the Company. Based upon present negotiations and discussions between the parties, the Company expects Avani O2 (Malaysia) to commence the construction of a facility and make payment of the $500,000 licensing fee during 2002, however, no assurances can be given that such events will occur.

Backlog.

The Company had no backlog for the year ended December 31 2000. There is no seasonal impact on the Company's sales.

Facilities.

The Company maintains it production facilities at its corporate headquarters located at 328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to production and storage, and the remainder dedicated to its administrative offices.

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

Employees.
---------

As of December 31, 2000, the Company has 14 employees, which includes one officer of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

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

The Company owns its facilities subject to existing mortgages and are comprised of seven adjoining buildings. Five of the buildings were purchased for a total of $563,740 between April 1996 and June 30, 1996, subject to first mortgages in the principal amount of $285,893 as of December 31, 2000. The mortgages are amortized over 25 years and bear interest at the rate of 8.30% per annum. A balloon payment of $283,581 is due May 2, 2001. The sixth building was purchased on July 1996 for $119,500 and is subject to a first mortgage in the principal amount of $62,444 as of December 31, 2000. The first mortgage is amortized over 25 years and bears interest at the rate of 8.30% per annum. A balloon payment of $61,648 is due July 29, 2001. The seventh building was purchased in March 1997 for $119,500 and is subject to a first mortgage in the principal amount of $62,515 as of December 31, 2000. The first mortgage is amortized over 25 years and bears interest at the rate of 7.00% per annum. A balloon payment of $60,716 is due March 27, 2002. The Company believes that it will be able to refinance the described notes on or before their respective balloon payment due dates or pay the notes as they come due out of available cash. In this regard, the Company is presently negotiating with its lender to refinance the mortgage that is due May 2, 2001. If the Company is unable to successfully refinance it loans on acceptable terms, or at all, it will be required to raise additional funds for such purposes. No assurances can be given that the Company will be successful in its endeavors, which event(s) will have a material adverse affect on the Company and its business.

Item 3.  Legal Proceedings.
         -----------------

On August 18, 1998, a former sales representative of Avani Water Company filed an action against the Avani Water Corporation and Avani Marketing Corporation, among other defendants, in the Superior Court for the State of California alleging breach of contract and intentional misrepresentation, among other claims. In February 2000, the parties entered into a settlement agreement, pursuant to which the plaintiff received the sum of $12,500 from the Company. The case was subsequently dismissed.

Item 4.  Submission of Matters to Vote of Security Holders.
         -------------------------------------------------

No matter was submitted during the fourth quarter of 2000 to a vote of security holders.

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

1999                                               Low Bid       High Bid
1st Quarter                                         0.25         0.5625
2nd Quarter                                         0.125        0.25
3rd Quarter                                         0.125        0.25
4th Quarter                                         0.1875       0.25

2000                                               Low Bid       High Bid
1st Quarter                                         0.0625       0.375
2nd Quarter                                         0.0625       0.34375
3rd Quarter                                         0.10         0.625
4th Quarter                                         0.10         0.38

As of December 31, 2000, there are 722 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.


Item 6.  Management's Discussion and Analysis.
         ------------------------------------

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Fiscal year end 2000 compared with Fiscal year end 1999.
-------------------------------------------------------

Revenues for fiscal year ended December 31, 2000 were $534,195 representing a decrease of $79,771 or 13% from revenues of $613,966 for the comparable period in 1999. The decrease was due to a reduction in international sales principally to Japan and Australia coupled with a reduction in domestic sales, partially offset by increases in cooler sales and rentals. Revenues in 2000 consisted of $492,501 in water and supply sales (a decrease of $94,627 or 16.12% from $587,128 for the prior period), $15,137 in cooler and equipment sales (an increase of $9,178 or 154% from $5,959 for the prior period) and $26,557 in cooler rentals (an increase of $5,678 or 27.2% from $20,879 for the prior period). Of the total revenue for the 2000 period, $62,510 (or 11.69% of total revenues) represented sales to a Japanese distributor.

Cost of sales for the 2000 period totaled $401,974 or 75.2% of total revenue contrasted with $418,418 or 68.2% of total revenue for the 1999 period. The increase in cost of sales on a percentage basis for the 2000 period reflects higher vehicle operating and leasing expenses and higher depreciation associated with additional equipment purchased in late 1999. Cost of sales consisted of $297,587 in direct materials (bottled water, supplies, coolers and related equipment) and delivery costs (a decrease of $34,838 or 10.5% from $332,425 for the prior period) and $104,387 in depreciation (an increase of $18,394 from $85,993 for the prior period). The decrease in the cost of sales is due to lower direct costs associated with reduced production, while the increase in depreciation reflects additional equipment purchased in late 1999. Gross profit for period decreased 32.4% to $132,221 from $195,548 for the prior period for the reasons discussed above.

Operating expenses which includes marketing expenses and administrative expenses for the 2000 period totaled $1,077,492 representing an increase of $224,359 or 26.3% from $853,133 for the prior period. Marketing expenses totaled $396,740 for the 2000 period, representing an increase of $313,165 or 275% from $83,575 for the prior period. The increase in marketing expenses is due to certain stock options granted to a consultant in the amount of $224,000 and expenses related to international trade shows. The stock options have expired under their terms. General and administrative expenses totaled $680,752 for the 2000 period, representing a decrease of $88,806 or 11.5%, from $769,558. The decrease is a result of reductions in travel related expenses, office supply expenses, and other operating expenses. No research and development costs were incurred in 2000 or 1999. Interest on long term debt, which includes mortgage interest on the Company's real estate, totaled $43,897 for the 2000 period, representing an increase of $15,653 or 55.4% from $28,244 for the prior period. Interest income was $29,044 for the 2000 period representing an increase of $7,740 or 38.6% from $20,044 for the prior period. The increase reflects higher available cash for the entire 2000 period from the private placements that occurred in June and August of 1999. Net loss for the 2000 fiscal period was $960,124 which represents an increase of $295,599 or 44.5% from the loss of $664,525 for the prior period. The increase in net loss is a result of the reasons discussed above.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 170,000 shares of common stock in exchange for services valued at $16,550.

Working capital as of December 31, 2000 was ($241,700). Working capital as of December 31, 1999 was $706,629. The decrease of $948,329 in working capital is a result of the loss experienced during year 2000 coupled with the increase in current liabilities as a result of balloon payments on mortgages due during 2001.

Total assets as of December 31, 2000 were $2,340,207 representing a decrease of $828,912 from total assets of $3,169,119 for the prior period.

Property, plant and equipment, net of accumulated depreciation, totaled $1,853,085 on December 31, 2000. Property, plant and equipment, net of accumulated depreciation, totaled $2,027,440 on December 31, 1999.

In connection with its real estate properties, as of December 31, 2000, the Company has balloon mortgage payments of; $283,581 due May 2 2001, $61,648 due July 29, 2001, and $60,718 due March 27, 2002. The Company will be required to refinance the described balloon payments on or before their respective dates, or pay the notes as they come due, however, no assurances can be given that the Company will be successful in its endeavors (See "Item 2. Description of Property"). In addition, the Company has a loan outstanding in the amount of $75,239 in favor of a shareholder. The loan bears interest at 8% per annum and is payable on demand.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. Until it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). In this regard, on February 20, 2001, a majority of shareholders approved the increase of its authorized capital stock to 100,000,000 common shares. At this time, the Company has no commitments for any such financing.
No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future. Accordingly, the Company's financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2000, the Company's independent auditors included an explanatory paragraph regarding its ability to continue as going concern.

Disclosure Regarding Forward Looking Statement and Cautionary Statement.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. LACK OF PROFITABLE OPERATIONS. Since the Company's inception, the Company has experienced significant operating losses. Loss from operations for fiscal years 2000 and 1999 exceeded $900,000 and $600,000, respectively. Moreover, the Company cannot predict when it will achieve profitable operations. The ability of the Company to achieve profitable operations will be dependent upon many factors, including the successful market development of its super oxygenated water. Successful market development includes establishing necessary sales channels in various geographical markets through distributors and food brokers, and having funds available for product marketing and slotting fees. As of December 31, 2000, although the Company has distribution agreements in place for various geographical markets, since its inception, the Company has been unable to effect an appreciable amount of sales through these channels. The Company will be required to raise additional funds in the near future to fund its operating deficits, including the expansion of its marketing efforts. Although the Company has entered into a product marketing agreement and joint venture with two Malaysian companies, the Company cannot predict the amount of sales resulting from these agreements. Consequently, no assurances can be given that the Company will be able to successfully develop the necessary markets for its product.

2. NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to maintain its operations for the near term. In addition, the Company will require additional capital in the future to sustain its operations until it achieves profitable operations. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the additional Company's common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

3. LIMITED DISTRIBUTION CHANNELS. As of December 31, 2000, the Company has limited distribution channels in certain markets as described elsewhere herein. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements. In the event the Company is unable to establish any meaningful distribution channels, sales of its water product will continue to languish.

4. COMPETITION. The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, many of its competitors' products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. Although the Company believes that its smooth taste and its unique oxygen enrichment offers a competitive distinction in the bottled water market, to date the Company has been unable to effectively compete in this market.

5. PENNY STOCK REGULATION. The Company's common stock is deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sells such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

6.  VOLATILE PRICES AND LIMITED VOLUME FOR COMPANY'S COMMON STOCK.
Historically, there has been a limited trading market for the Company's common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company's common stock. This could have an adverse effect on sustaining any market for the Company's common stock. Consequently, shareholders may not be able to sell their shares when such shareholder wishes to do so, if at all.

Item 7.  Financial Statements.
         --------------------

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
--------------------

On December 18, 2000, the Company elected to retain BDO Dunwoody LLP and dismissed Cogen Sklar LLP ("Cogen Sklar") as its independent auditor. Heretofore, Cogen Sklar had acted as the Company's independent auditor. The audit reports of Cogen Sklar on the consolidated financial statements of the Company and its subsidiaries for the two most recent fiscal years ended December 31, 1999 and December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended by the Company's board of directors. At no time during the past two fiscal years or any subsequent period prior to the engagement as principal auditor did the Company consult with BDO Dunwoody LLP regarding either the application of accounting principles to a specific transaction or type of audit opinion which might be rendered on the Company's financial statements or any other matter.

During the Company's two most recent fiscal years ended December 31, 1999 and December 31, 1998, and through the subsequent interim period ending December 19, 2000 there were no disagreements with the Cogen Sklar on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; nor has Cogen Sklar ever presented a written report, or otherwise communicated in writing to the Company or its board of directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-B.

                                PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

                                  Director/
                                   Officer
     Name               Age         Since            Position

Ngai Sou Chang           62          1999            Chairman
Robert Wang              52          1999            President and Director
Dennis Robinson          59          1999            Secretary, Treasurer and
                                                     Director
Jeffrey Lightfoot        42          1999            Director
Wai Meng Yeap            28          1999            Director

--------------------------------------------------------------------------------
Ngai Sou Chang - Ms. Chang has been Chairman of the Company since August 1999. From 1989 to the present, Ms. Chang has been an owner and managing director of a property development company located in Sydney, Australia and a real estate investment company located in Kuala Lumpur, Malaysia.

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

Item 10.  Executive Compensation.
          ----------------------

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2000, 1999 and 1998, respectively, are set forth in the following table:

                            SUMMARY COMPENSATION

                          Annual Compensation          Long Term Compensation
                         ---------------------          ----------------------
                                                             Awards      Payouts
                                                           --------    ---------
Name and
Principal                 Salary       Bonus      Other     Restr.    Options
Position           Year     ($)         ($)       ($)    Stock SARS  LTIP Other
--------           ----   ------       -----      -----  ----- ----  ---- -----
Ngai Sou Chang(1)  2000     -0-         -0-       -0-     -0-   -0-   -0-   -0-
Chairman           1999     -0-         -0-       -0-     -0-   -0-   -0-   -0-

Robert Wang(1)     2000     -0-         -0-       -0-     -0-   -0-   -0-   -0-
President and      1999     -0-         -0-  $16,000(2)   -0-   -0-   -0-   -0-
Director

(1). Both officers were appointed in 1999, therefore no compensation for such officers are reported for fiscal 1998.
(2). Represents a monthly transportation allowance of $2,000 for eight months during 1999.

During 1999, Dennis Robinson and Jeffrey Lightfoot, each received 50,000 shares of common stock in 1999 as members of the board of directors. In 1999, Dennis Robinson was paid the sum of $1,500 for accounting services. No other compensation was paid to directors of the Company during 2000. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

Except as described below, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

In December 2000, the board of directors adopted, and in February 2001, a majority of shareholders approved, the Company's 2000 Stock Option Plan (the "Plan"). The Plan is to be administered by the board of directors. The purpose of the Plan is to provide an incentive to existing and future contributors to the Company. The Plan allows the Company to grant options to purchase a maximum of 4,500,000 shares of common stock to key employees, officers, directors, and consultants and such other persons determined by the board of directors. No person will receive a grant under the Plan in excess of 5% of the Company' issued and outstanding common stock. The exercise price of the options granted under the Plan will be established by the board of directors. Vesting of options also will be determined by the board of directors. As of December 31, 2000, no options have been granted under the terms of the Plan.

The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control, except that the Plan provides the board of directors, in its discretion, may accelerate vesting of all outstanding options, which may occur upon a change-in-control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The following table will identify, as of December 31, 2000, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title       Name and Address             Amount and nature            Percent
of Class    of Beneficial Owner          Beneficial Ownership         of Class
--------------------------------------------------------------------------------

Common      Ngai Sou Chang(1)(5)          7,000,000                   29.28%
Stock       12/28 Claude Street
            Chatswood, N.S.W.  2067
            Australia

Common      Robert Wang(2)(5)                  -0-                     0%
Stock       328-17 Fawcett Road
            Coquitlam, B.C.  V3K 6V2

Common      Dennis Robinson(2)(5)            50,000                    0.25%
Stock       328-17 Fawcett Road
            Coquitlam, B.C.  V3K 6V2

Common      Jeffrey Lightfoot(2)(5)          50,000                    0.25%
Stock       328-17 Fawcett Road
            Coquitlam, B.C.  V3K 6V2

Common      Wai Meng Yeap(5)                   -0-                     0%
Stock       No.  26 Jalan Pasar
            Bara 1 Off. Jalan Meru
            41050 Klang, Selangor
            Malaysia

Common      Kam Chong Yip(3)              7,232,616                   29.94%
Stock       No. 26 Jalan Pasar
            Bara 1 Off. Jalan Meru
            41050 Klang, Selangor
            Malaysia

Common      Chin Yen Ong(4)               1,245,995                    5.89%
Stock       106 Taman Sri Selayang
            68100 Batu Caves, Selangor
            Malaysia

Common      Officers and                  7,100,000                   29.70%
Stock       Directors, as
            a group (6 persons)(1)(5)

--------------------------------------------------------------------------------
(1). Includes 3,500,000 common stock warrants held by Ms. Chang (see "Certain Relationships and Related Transactions").
(2).  Represents the address of the Company.
(3). Includes 3,750,000 common stock warrants held by Mr. Yip (see "Certain Relationships and Related Transactions").
(4). Includes 725,000 common stock warrants held by Mr. Ong (see "Certain Relationships and Related Transactions").
(5). The amounts exclude stock options, if any, that may be granted to each such party under the Company's 2000 Stock Option Plan (see "Item 10. Executive Compensation").

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

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


                                       PART IV

Item 13.  Exhibits and reports on Form 8-K.
(a) Exhibits

                                   EXHIBIT INDEX

3.(i)   Articles of Incorporation, as amended of the Company.  (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
        Articles of Incorporation, as amended of Avani Marketing Corp. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
        Certificate of Incorporation and Name Change and Articles of Avani Water Corporation. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
        Articles of Marina Bottling Company Ltd. (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997)
        Articles of Incorporation of Avani Manufacturing (China) Inc. (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997)
        Certificate of Amendment to Articles of Incorporation of the Company dated April 3, 2001 (filed herewith).

3.(ii)   By-Laws of the Company.  (Incorporated by reference to the Company's
Form 10-SB Registration Statement filed on November 4, 1997)
         By-Laws of Avani Marketing Corp. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
         By-Laws of Avani Manufacturing (China) Inc. (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997)

10(i)    Mortgage in favor of International Commercial Bank of Cathay (Canada)
dated May 2, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(ii)   Mortgage in favor of Riversedge Holding Corp. dated May 2, 1996.

(Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(iii) Mortgage in favor of International Commercial Bank of Cathay (Canada) dated July 26, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(iv)   Mortgage in favor of Riversedge Holding Corp. dated July 26, 1996.
(Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(v)    Mortgage in favor of International Commercial Bank of Cathay (Canada)
dated March 25, 1997. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(vi)   Mortgage in favor of Riversedge Holding Corp. dated March 25, 1997.
(Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(vii) Agreement dated December 15, 1995 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(viii) Agreement dated December 18, 1995 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(ix)   Agreement dated December 26, 1996 between the Company and Georgia
Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(x)    Distribution Agreement dated December 14, 1996 between the Company and
Yueh Long Enterprise Co., LTD. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(xi)   Distribution Agreement dated June 13, 1997 between the Company and Beon
Top Enterprises Ltd. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(xii) Agreement dated April 29, 1997 by and between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997)
10(xiii) Joint Venture Agreement dated May 5, 1999 by and between the Avani International Group, Inc. and Multimega Technologies SDN. BHD. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999)
10(xiv) Share Subscription Agreement dated and effective May 12, 19999 by and between Avani International Group, Inc. and Yip, Kam Chong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999)
10(xv)   Warrant Agreement dated and effective May 12, 19999 by and between
Avani International Group, Inc. and Yip, Kam Chong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999)
10(xvi) Share Subscription Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23,
1999)
10(xvii) Warrant Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang. (Incorporated by reference to the Company's Form

10-QSB for the period ended June 30, 1999 filed on August 23, 1999) 10(xviii)Finder's Fee Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23,
1999)
10(xix) Warrant Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23,
1999)
10(xx)   Joint Venture Agreement dated February 18, 2000 by and between the
Company and Avani O2 Water Sdn. Bdh. (Incorporated by reference to the Company's Form 10-KSB Registration Statement filed on April 3, 2000)
10(xxi) Agreement dated January 4, 2000 by and between Avani International Marketing Corp. and Avani Water Corporation Sdn. Bdh. (Incorporated by reference to the Company's Form 10-KSB Registration Statement filed on April 3,
2000)
10(xxii) Financial Consulting Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Form 10-KSB Registration Statement filed on April 3, 2000)
10(xxiii) Investor Relations Service Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Form 10-KSB Registration Statement filed on April 3, 2000) 10(xxiv) Agreement dated January 4, 2000 by and between Avani Water Corporation and Prime Source International Consultants. (Incorporated by reference to the Company's Form 10-KSB Registration Statement filed on April 3, 2000)
10(xxv) Avani International Group, Inc. 2000 Stock Option Plan (filed herewith)

21.(i)   Subsidiaries of the Registrant.

27.1     Financial Data Schedule.
(b).  Reports on Form 8-K.

Pursuant to a Form 8-K dated December 21, 2000, the Company reported the change in auditors described in Item 8 above.
(c) Financial Statements

                      FINANCIAL STATEMENTS INDEX

Independent Auditors' Report of BDO Dunwoody LLP
dated January 22, 2001                                                F-1
Independent Auditors' Report of Cogen Sklar, LLP
dated February 10, 2000                                               F-1-A
-Consolidated Balance Sheets as of December 31, 2000
 and December 31, 1999                                                F-2
-Consolidated Statements of Operations for
Fiscal Years Ended December 31, 2000 and
December 31, 1999                                                     F-3
-Consolidated Statements of Changes in Stockholder's Equity
For Years Ended December 31, 2000
and December 31, 1999                                                 F-4
-Consolidated Statements of Cash Flows for
Fiscal Years Ended December 31, 2000 and
December 31, 1999                                                     F-5
-Summary of Significant Accounting Polices
-Notes to Consolidated Financial Statements                           F-6

                                  Avani International Group Inc.
                                  Consolidated Financial Statements
                                  For the years ended December 31, 2000 and 1999
                                                                        Contents
================================================================================

Independent Auditors' Reports                                       F-1

Consolidated Financial Statements                                   F-1-A

   Balance Sheets                                                   F-2

   Statements of Operations                                         F-3

   Statement of Changes in Stockholders' Equity                     F-4

   Statements of Cash Flows                                         F-5

   Summary of Significant Accounting Policies

   Notes to the Financial Statements                                F-6



                                                    Independent Auditors' Report
--------------------------------------------------------------------------------

To the Stockholders and Directors of
Avani International Group Inc.

We have audited the accompanying Consolidated Balance Sheet of Avani International Group Inc. as of December 31, 2000 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations and has a working capital deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
January 22, 2001

Page F-1

                                                    Independent Auditors' Report
--------------------------------------------------------------------------------

To the Stockholders and Directors of
Avani International Group Inc.

We have audited the accompanying Consolidated Balance Sheet of Avani International Group Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1999 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ COGEN SKLAR, LLP

Bala Cynwyd, Pennsylvania
February 10, 2000

Page F-2

                                                  Avani International Group Inc.
                                                     Consolidated Balance Sheets

December 31                                                   2000         1999
--------------------------------------------------------------------------------
Assets

Current
    Cash                                               $   294,207  $   954,606
    Receivables (net of allowance for doubtful
        accounts of 2000 - $40,328 and 1999 - $41,646)      97,506       83,094
    Inventories (Note 2)                                    48,197       65,078
    Prepaid expenses                                        12,800       12,874
                                                       -------------------------

                                                           452,710    1,115,652

Property, plant and equipment (Note 3)                   1,853,085    2,027,440
Other                                                       34,412       26,027
                                                       -------------------------

                                                       $ 2,340,207  $ 3,169,119
================================================================================

Liabilities and Stockholders' Equity

Liabilities

Current
    Accounts payable and accrued liabilities           $   186,748  $   183,722
    Bottle and cooler deposits                              82,412      107,915
    Current portion of long-term debt (Note 4)             425,251      117,386
                                                       ------------------------

                                                           694,411      409,023

Long-term debt (Note 4)                                     60,840      424,074
                                                       ------------------------

                                                           755,251      833,097
                                                       ------------------------

Stockholders' equity
    Capital stock (Note 7)
      Authorized
          25,000,000 common shares, par value $0.001
      Issued
          20,403,257 (1999 - 20,233,257) common shares      20,403       20,233
    Additional paid-in capital                           6,522,187    6,281,807
    Accumulated deficit                                 (4,764,985)  (3,804,861)
    Accumulated other comprehensive loss
        - foreign exchange translation                    (192,649)    (161,157)
                                                       ------------------------

                                                         1,584,956    2,336,022
                                                       ------------------------

                                                       $ 2,340,207  $ 3,169,119
================================================================================

Page F-3

                                                  Avani International Group Inc.
                                           Consolidated Statements of Operations
For the years ended December 31                               2000         1999
--------------------------------------------------------------------------------
Revenue
    Bottled water and supply sales                     $   492,501  $   587,128
    Cooler and equipment sales                              15,137        5,959
    Cooler rentals                                          26,557       20,879
                                                       ------------------------

                                                           534,195      613,966
                                                       ------------------------

Cost of goods sold
    Cost of goods sold (excluding depreciation)            297,587      332,425
    Depreciation                                           104,387       85,993
                                                       ------------------------

                                                           401,974      418,418
                                                       ------------------------

Gross profit                                               132,221      195,548
                                                       ------------------------

Operating expenses
    Marketing (Note 7)                                     396,740       83,575
    General and administrative                             680,752      769,558
                                                       ------------------------

                                                         1,077,492      853,133
                                                       ------------------------

Loss from operations before other                         (945,271)    (657,585)
Other
    Interest on long-term debt                             (43,897)     (28,244)
    Interest income                                         29,044       21,304
                                                       ------------------------

Net loss for the year                                  $  (960,124) $  (664,525)
================================================================================

Loss per share - Basic and diluted                     $     (0.05) $     (0.04)
================================================================================

Weighted average shares outstanding                     20,394,757   15,850,965
================================================================================

Page F4

==================================================================================================================================
                                                                                                    Avani International Group Inc.
                                                                        Consolidated Statements of Changes in Stockholders' Equity
           Accumulated   Accumulated
                                                                Additional     Other Total
                                            Common stock           Paid-In     Accumulated       Comprehensive       Stockholders'
                                            ------------
                                     Shares        Amount          Capital         Deficit                Loss              Equity
           -----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999          11,608,257   $    11,608      $  4,710,432   $ (3,140,336)      $    (215,864)      $  1,365,840

Issuance of common stock and
 warrants in private placement,
 net of $145,000 in offering
 costs (Note 7)                    7,975,000         7,975         1,442,025           -                   -             1,450,000
----------------------------------------------------------------------------------------------------------------------------------
                                     650,000           650           129,350           -                   -               130,000
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 for services (Note 7)            20,233,257        20,233         6,281,807     (3,140,336)           (215,864)         2,945,840
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                -             -                 -          (664,525)               -              (664,525)
----------------------------------------------------------------------------------------------------------------------------------

Foreign currency
 translation adjustments                -             -                 -              -                 54,707             54,707
----------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive loss           -             -                 -          (664,525)             54,707           (609,818)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        20,233,257        20,233         6,281,807     (3,804,861)           (161,157)         2,336,022

Issuance of common stock
 for services (Note 7)               170,000           170            16,380           -                   -                16,550
----------------------------------------------------------------------------------------------------------------------------------
Stock option compensation (Note 7)      -             -              224,000           -                   -               224,000
----------------------------------------------------------------------------------------------------------------------------------

                                  20,403,257        20,403         6,522,187     (3,804,861)           (161,157)         2,576,572
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                -             -                 -          (960,124)               -              (960,124)
----------------------------------------------------------------------------------------------------------------------------------

Foreign currency translation
  adjustments                           -             -                 -              -                (31,492)           (31,492)
----------------------------------------------------------------------------------------------------------------------------------

     Total comprehensive loss           -             -                 -          (960,124)            (31,492)          (991,616)
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 2000        20,403,257   $    20,403      $  6,522,187   $ (4,764,985)      $    (192,649)      $  1,584,956
----------------------------------------------------------------------------------------------------------------------------------

                                  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Page F-5

                                                  Avani International Group Inc.
                                           Consolidated Statements of Cash Flows

For the years ended December 31                               2000         1999
--------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
    Net loss for the year                              $  (960,124) $  (664,525)
    Adjustments to reconcile net loss for the year
     to net cash used in operating activities
       Stock option compensation                           224,000         -
       Issuance of common stock for services                16,550      130,000
       Depreciation                                        145,727      140,651
    (Increase) decrease in assets
       Receivables                                         (14,412)      20,963
       Inventories                                          16,881      (29,222)
       Prepaid expenses                                         74       26,329
    Increase (decrease) in liabilities
       Accounts payable and accrued liabilities              3,026       68,918
       Bottle and cooler deposits                          (25,503)      15,112
                                                       ------------------------

                                                          (593,781)    (291,774)
                                                       ------------------------

Investing activities
    Acquisition of property, plant and equipment           (16,792)    (414,838)
    Other assets                                            (8,385)      24,738
                                                       ------------------------

                                                           (25,177)    (390,100)
                                                       ------------------------

Financing activities
    Proceeds from stockholder loans                           -         109,521
    Issuance of common shares, net of offering costs          -       1,450,000
    Payments on long-term debt                             (55,369)      (8,952)
                                                       ------------------------

                                                           (55,369)   1,550,569
                                                       ------------------------

Increase (decrease) in cash during the year               (674,327)     868,695

Effect of exchange on cash                                  13,928      (17,517)

Cash, beginning of year                                    954,606      103,428
                                                       ------------------------

Cash, end of year                                      $   294,207  $   954,606
================================================================================

Supplemental Information:
    Interest paid                                      $    34,158  $    28,244
================================================================================

The following transactions which did not result in
cash flows have been excluded from financing
activities:
    Operating costs settled through the issuance
       of shares (Note 7)                              $    16,550  $   130,000
    Stock option compensation (Note 7)                     224,000         -
                                                       ------------------------

                                                       $   240,550  $   130,000
================================================================================

                                                  Avani International Group Inc.
                                      Summary of Significant Accounting Policies
December 31, 2000 and 1999
--------------------------------------------------------------------------------

Basis of Presentation          These consolidated financial statements are
                               expressed in US dollars and have been prepared in conformity with accounting principles generally accepted in the United States. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiaries (Avani
                               Oxygen Water Corporation, Avani International
                               Marketing Corporation and Avani Marketing
                               Corporation).

                               All significant intercompany transactions and balances have been eliminated on consolidation

Use of Estimates               The preparation of financial statements in
                               accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Financial Instruments          The Company's financial instruments consist of
                               cash, receivables, accounts payable and accrued liabilities, bottle and cooler deposits and long-term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of financial instruments with the exception of long-term debt are payable or receivable on a current basis, approximates their carrying values, due to the immediate or short term maturity of these financial instruments. The carrying amount for long term debt approximates fair value because, in general, terms are comparable to market.

Foreign Currency Translation   The Company's functional currency is the
                               Canadian dollar as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission
                               ("SEC").

                               Assets and liabilities of the subsidiary denominated in a foreign currency are translated at the exchange rate in effect at the period end. Income statement accounts are translated at the average rates of exchange prevailing during the periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Loss account in Stockholders' Equity.

Revenue Recognition            Revenue on sales of bottled water and sales of
                               cooler and equipment is recognized upon delivery.
                               Sales terms generally do not permit a right of return. Revenue from leasing of water coolers and filters are accounted for as operating leases and, accordingly, rental income is reported over the terms of the leases.

                               Deposits received for bottles and coolers are accrued as liabilities until refunded upon return of bottles and coolers.

                               Freight charges billed to customers are included in Revenue while associated freight costs are included in Cost of Sales.

Property, Plant and Equipment  Property, plant and equipment are recorded at cost.  Depreciation is recorded at half the
                               annual rate in the year such assets are acquired and is not recorded in the year of disposition. Depreciation is provided on a straight-line basis over the estimated useful life of the assets at the following annual rates:
                               Coolers                        - 20%
                               Plant equipment                - 10%
                               Office furniture & equipment   - 10%
                               Building                       - 2.5%
                               Vehicle                        - 10%

Income Taxes                   The Company follows the provisions of Statement
                               of Financial Accounting Standards ("SFAS") No.
                               109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Inventories                    Inventory is stated at the lower of cost
                               (determined by the first-in, first-out method) and market. Inventory is comprised of small bottles, packaging containers, supplies and water coolers for resale.

Loss Per Share                 Loss per share is computed in accordance with
                               SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the

Loss Per Share - Continued     potential dilution of securities that could share
                               in earnings of an entity. In a loss period, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the years presented.

                               For the years ended December 31, 2000 and 1999, common equivalent shares (relating to warrants outstanding at year end) totalling 7,975,000 were not included in the computation of loss per share because their effect was anti-dilutive.

Comprehensive Income           The Company has adopted SFAS No.  130, "Reporting
                               Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Stockholders' Equity. Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners.

Stock Based Compensation       The Company applies Accounting Principles Board
                               ("APB") Opinion No.  25, "Accounting for Stock
                               Issued to Employees", and related interpretations in accounting for stock option plans. Under APB
                               25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

                               SFAS No.  123, "Accounting for Stock-Based
                               Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
                               123.  The value of stock  options granted to
                               consultants is recognized in these financial statements as compensation expense using the Black-Scholes option pricing model.
Valuation of Long-lived
Assets On a quarterly basis, the Company evaluates the future recoverability of its property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during the periods presented in these financial statements.

Advertising                    The Company follows the provisions of Statement
                               of Position 93-7 in accounting for costs of advertising. Advertising costs are charged to expense as incurred.

New Accounting
Pronouncement                  In June 1998, The Financial Accounting Standards
                               Board issued SFAS No. 133, "Accounting for
                               Derivative Instruments and Hedging activities".
                               SFAS No. 133 requires companies to recognize all derivates contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                               Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

Reclassification               Certain 1999 amounts have been reclassified to
                               conform with the current year's presentation.

                                                  Avani International Group Inc.
                                  Notes to the Consolidated Financial Statements

December 31, 2000 and 1999

1.   Nature of Business and Ability to Continue as a Going Concern

     Avani International Group Inc. (the "Company"), a Nevada corporation, incorporated on November 29, 1995, has constructed a bottling facility in Port Coquitlam, British Columbia and has been engaged in the business of developing, manufacturing and distributing an oxygen enriched, purified bottled water under the trade name "Avani Water".

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses to date of $4,764,985 which includes an operating loss for the current period of $960,124 and has experienced a substantial decline in its cash position from December 31, 1999. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing long-term debt, obtaining long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise $200,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

--------------------------------------------------------------------------------

2.   Inventories
                                                          2000         1999
                                                      -------------------------

     Supplies                                         $    42,152   $    56,916
     Finished goods                                         6,045         8,162
                                                      -------------------------

                                                      $    48,197   $    65,078
                                                      =========================

3.   Property, Plant and Equipment
                                                          2000         1999
                                                      -------------------------

     Land                                             $   149,641   $   151,289
     Coolers                                               75,860        76,818
     Plant equipment                                    1,236,235     1,273,471
     Office furniture and equipment                        87,580       112,091
     Building                                             859,951       869,421
     Vehicle                                               20,485        20,710
                                                      -------------------------

                                                        2,429,752     2,503,800
     Accumulated depreciation                             576,667       476,360
                                                      -------------------------

                                                      $ 1,853,085   $ 2,027,440
                                                      =========================

--------------------------------------------------------------------------------

4.   Long-term debt
                                                          2000         1999
                                                      -------------------------

     Mortgage payable due in monthly installments
     of $2,400 including interest at 8.30% per
     annum, balloon payment of $283,581 due May 2,
     2001, collateralized by land and building.       $   285,893   $   300,655

     Mortgage payable due in monthly installments
     of $522 including interest at 8.30% per annum,
     balloon payment of $61,648 due July 29, 2001,
     collateralized by land and building.                  62,444        65,547

     Loan payable on demand.  The loan is unsecured
     and bears non-compounded interest at 8%,
     calculated annually.                                  75,239        68,875

     Loan from stockholders, unsecured, non-
     interest bearing with no specific terms of
     repayment and repaid during 2000.                       -           40,646

     Mortgage payable due in monthly installments
     of $522 including interest at 7% per annum,
     balloon payment of $60,716 due March 27, 2002,
     collateralized by land and building.                  62,515        65,737
                                                      -------------------------

                                                          486,091       541,460

     Less: Current portion                                425,251       117,386
                                                      -------------------------

                                                      $    60,840   $   424,074
                                                      =========================

     The minimum annual principal repayment requirements on long term debt as of December 31, 2000 are as follows:

                        Year ending
                        December 31        Amount
                        -------------------------

                        2001          $   425,251
                        2002               60,840
                                      -----------
                                      $   486,091
                                      ===========

     Management expects to renew mortgages which are due in 2001, but has not yet entered into formal discussions with the mortgagor concerning a renewal.


--------------------------------------------------------------------------------

5.   Income taxes

     The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

                                                          2000         1999
                                                      -------------------------

     Net operating losses                             $ 1,818,000   $ 1,514,000
     Property, plant and equipment                         95,000       (98,000)
     Valuation allowance                               (1,913,000)   (1,416,000)
                                                      -------------------------

     Deferred tax assets (liability)                  $      -      $      -
                                                      =========================

                                                          2000         1999
                                                      -------------------------
     Provision (benefit) at
      the federal US statutory rate of 34%            $  (326,000)  $  (461,400)

     Cumulative foreign income taxes at other than
      the federal US statutory rate                      (249,000)         -
     Non-deductible expenses                               78,000           800
     Increase in valuation allowance                      497,000       460,600
                                                      -------------------------

                                                      $             $      -
                                                      =========================

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,349,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2015. At December 31, 2000, the Company had net operating loss carryforwards of approximately $2,995,000 for Canadian income tax purposes, which if not used will expire during the years 2002 through 2007.

--------------------------------------------------------------------------------

6.   Lease Obligations

     For the years ended December 31, 2000 and 1999 total rental expenses under leases amounted to $22,758 and $44,906, respectively. At December 31, 2000, the Company was obligated under various noncancelable operating lease arrangements for vehicles as follows:
                        Year ending
                        December 31        Amount
                        -------------------------

                        2001          $    25,517
                        2002                6,013
                                      -----------
                                      $    31,530
                                      ===========

7.   Common Stock

     Transactions not disclosed elsewhere in these consolidated financial statements are as follows:

     a) During 1999, the Company raised proceeds of $1,450,000 from two separate private placement transactions through the issuance of 7,250,000 shares of common stock and an associated 7,250,000 share purchase warrants. In one of the transactions, Ngai Sou Chang, the Company's chairman, purchased 3,500,000 shares of common stock and 3,500,000 common stock warrants for the sum of $700,000. Offering costs related to the private placement amounted to $145,000 (based on the private placement subscription price), which were paid through the issuance of an additional 725,000 shares with warrants to purchase a like amount of shares.

        In connection with the 7,975,000 share purchase warrants issued in the above transactions, 3,850,000 warrants are exercisable at a price per share of $0.25 on or before July 1, 2001, and $0.30 on or before July 1, 2002. The remaining 4,125,000 warrants are exercisable at a price per share of $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

        All of the share purchase warrants remain outstanding as of December 31, 2000.

     b) On March 22, 2000, the Company granted 3,200,000 stock options to a consultant as compensation for marketing services. The options were non -forfeitable, fully exercisable on the date of grant with an exercise price of $0.20 per option with terms of 3 - 9 months. The options expired between June 30 and December 31, 2000.

        The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model. The fair value of these options of $0.07 per option was estimated at the date of grant using the following assumptions: a risk free interest rate of 5.9%, expected volatility of 80%, no dividend yield and an expected life of the options of two months. Compensation expense of $224,000 has been recognized in the Statement of Operations in 2000 as marketing expense.

        There were no other grants of options during 1999 or 2000 and no options remain outstanding at December 31, 2000.

        On December 29, 2000, the Company adopted its 2000 Stock Option Plan to offer an inducement to obtain services of key employees, officers, directors and consultants of the Company. The plan was approved by a majority of shareholders on February 20, 2001. The maximum number of shares issuable under the Plan shall not exceed 4.5 million. Under the Plan, the Company's Board of Directors will administer the Plan and determine the exercise price and other terms. Options terms, however, are not to exceed ten years from the date of grant. As of December 31, 2000, no options have been granted under the Plan.

     c) On February 20, 2001, a majority of stockholders approved an increase in the authorized capital stock of the Company to 100,000,000 shares of common stock.

     d) During 2000, the Company entered into an agreement with a consultant whereby the consultant would provide marketing services for a term of one year in exchange for 170,000 shares of the Company's common stock. Cost of the services totalled $16,550, based upon the trading price of the common stock on the date the common stock was issued. In 1999, cost of consulting services paid for in common stock totalled $80,000, also based upon the trading price of the Company's common stock on the issuance date. In addition, during 1999 the Company issued common stock valued at $50,000 for officers' and directors' compensation. For both 1999 and 2000, the issuance date was the date performance of the related services was complete.

--------------------------------------------------------------------------------

8.   Segment Information

     The Company sells oxygen-enriched, purified bottled water to customers in Canada, United States, Australia and Asia. The Company has determined that it operates in one reporting segment and, for the purposes of geographic reporting, attributes revenue based on its selling location in Canada.

     The Company had export sales in the following countries, respectively:
     United States $42,302 (1999 - $0), Australia $21,551 (1999 - $49,397), and
     various Asian countries $120,344 (1999 - $174,408). Bottled water sales in Canada were $349,998 (1999 - $390,161).

     During the year ended December 31, 2000, the Company purchased approximately 28% (1999 - 27%) of its materials from one supplier. At December 31, 2000, $11,181 (1999 - $4,936) was due that supplier.

     During the year ended December 31, 2000, the Company sold $62,510 (1999 - $49,397) of its product to one customer in Asia.

                                       SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/ Robert Wang                                 April 10, 2001
---------------------------                    -----------------
Robert Wang                                          Date
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Wang                                 April 10, 2001
---------------------------                    -----------------
Robert Wang
Director


/s/ Dennis Robinson                             April 10, 2001
---------------------------                    -----------------
Dennis Robinson
Director


/s/ Jeffrey Lightfoot                           April 10, 2001
---------------------------                    -----------------
Jeffrey Lightfoot
Director

Page 37
EXHIBIT 3(i)

                                   EXHIBIT 3(i)
           Certificate of Amendment to Articles of Incorporation
                      Of Avani International Group, Inc.

                                                              Filed #: C20861-95

           Certificate of Amendment to Articles of Incorporation
                        For Nevada Profit Corporations
        (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)


1.   Name of Corporation: Avani International Group Inc.

2. The articles have been amended as follows (provide article numbers, if available):
     "3. SHARES:
          Number of shares with par value: 100,000,000 Par Value $0.001"

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power; or such greater proportion of the voting power as may be required in the case of a vote classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is :
     10,316,400 (50.57%).

4.   Signatures:


/s/ Robert Wang                            /s/Dennis Robinson
------------------------------             ------------------------------
President                                  Secretary

Page 38
EXHIBIT 10(xxv)

                                    EXHIBIT 10(xxv)
                                   Stock Option Plan

                             AVANI INTERNATIONAL GROUP INC.
                                2000 STOCK OPTION PLAN
   This 2000 Stock Option Plan (the "Plan") provides for the grant of options to acquire common shares (the "Common Shares") in the capital of Avani International Group Inc., a corporation formed under the laws of the State of Nevada (the "Corporation"). Stock options granted under this Plan that qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), are referred to in this Plan as "Incentive Stock Options". Incentive Stock Options and stock options that do not qualify under Section 422 of the Code ("Non-Qualified Stock Options") granted under this Plan are referred to collectively as "Options".

1.   PURPOSE
     -------

1.1 The purpose of this Plan is to retain the services of valued key employees, officers, directors and consultants of the Corporation and such other persons as the Plan Administrator shall select in accordance with Section 3 below, and to encourage such persons to acquire a greater proprietary interest in the Corporation, thereby strengthening their incentive to achieve the objectives of the shareholders of the Corporation, and to serve as an aid and inducement in the hiring of new employees officers and directors and to provide an equity incentive to consultants and other persons selected by the Plan Administrator.

1.2 This Plan shall at all times be subject to all legal requirements relating to the administration of stock option plans, if any, under applicable corporate laws, applicable United States federal and state securities laws, the Code, the rules of any applicable stock exchange or stock quotation system, and the rules of any foreign jurisdiction applicable to Options granted to residents therein (collectively, the "Applicable Laws").

2.   ADMINISTRATION

2.1 This Plan shall be administered initially by the Board of Directors of the Corporation (the "Board"), except that the Board may, in its discretion, establish a committee composed of two (2) or more members of the Board or two (2) or more other persons to administer the Plan, which committee (the "Committee") may be an executive, compensation or other committee, including a separate committee especially created for this purpose. The Board or, if applicable, the Committee is referred to herein as the "Plan Administrator".

2.2 If and so long as the Common Shares are registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Board shall consider in selecting the Plan Administrator and the membership of any Committee, with respect to any persons subject or likely to become subject to Section 16 of the Exchange Act, the provisions regarding (a) "outside directors" as contemplated by Section 162(m) of the code, and (b) "Non-Employee Directors" as contemplated by Rule 16b-3 under the Exchange Act.

2.3 The Committee shall have the powers and authority vested in the Board hereunder (including the power and authority to interpret any provision of the Plan or of any Option). The members of any such Committee shall serve at the pleasure of the Board. A majority of the members of the Committee shall constitute a quorum, and all actions of the Committee shall be taken by a majority of the members present. Any action may be taken by a written instrument signed by all of the members of the Committee and any action so taken shall be fully effective as if it had been taken at a meeting.

2.4 Subject to the provisions of this Plan and any Applicable Laws, and with a view to effecting its purpose, the Plan Administrator shall have sole authority, in its absolute discretion, to:

     (a)   construe and interpret this Plan;
     (b)   define the terms used in the Plan;
     (c) prescribe, amend and rescind the rules and regulations relating to this Plan;
     (d) correct any defect, supply any omission or reconcile any inconsistency in this Plan;
     (e)   grant Options under this Plan;
     (f) determine the individuals to whom Options shall be granted under this Plan and whether the Option is an Incentive Stock Option or a Non-Qualified Stock Option;
     (g) determine the time or times at which Options shall be granted under this Plan;
     (h) determine the number of Common Shares subject to each Option, the exercise price of each Option, the duration of each Option and the times at which each Option shall become exercisable;
     (i)   determine all other terms and conditions of the Options; and
     (j) make all other determinations and interpretations necessary and advisable for the administration of the Plan.

2.5 All decisions, determinations and interpretations made by the Plan Administrator shall be binding and conclusive on all participants in the Plan and on their legal representatives, heirs and beneficiaries.

3.   ELIGIBILITY

3.1 Incentive Stock Options may be granted to any individual who, at the time the Option is granted, is an employee of the Corporation or any Related Corporation (as defined below) ("Employees").

3.2 Non-Qualified Stock Options may be granted to Employees and to such other persons, including directors, officers and consultants of the Corporation or any Related Corporation, who are not Employees as the Plan Administrator shall select, subject to any Applicable Laws.

3.3 Options may be granted in substitution for outstanding Options of another corporation in connection with the merger, consolidation, acquisition of property or stock or other reorganization between such other corporation and the Corporation or any subsidiary of the Corporation. Options also may be granted in exchange for outstanding Options.

3.4 Any person to whom an Option is granted under this Plan is referred to as an "Optionee". Any person who is the owner of an Option is referred to as a "Holder".

3.5 As used in this Plan, the term "Related Corporation" shall mean any corporation (other than the Corporation) that is a "Parent Corporation" of the Corporation or "Subsidiary Corporation" of the Corporation, as those terms are defined in Sections 424(e) and 424(f), respectively, of the Code (or any successor provisions) and the regulations thereunder (as amended from time to time).

4.   STOCK

4.1 The Plan Administrator is authorized to grant Options to acquire up to a total of 4.5 million Common Shares. The number of Common Shares with respect to which Options may be granted hereunder is subject to adjustment as set forth in Section 5.1(m) hereof. In the event that any outstanding Option expires or is terminated for any reason, the Common Shares allocable to the unexercised portion of such Option may again be subject to an Option granted to the same Optionee or to a different person eligible under
     Section 3 of this Plan; provided however, that any cancelled Options will be counted against the maximum number of Common Shares with respect to which Options may be granted to any particular person as set forth in
     Section 3 hereof.

5.   TERMS AND CONDITIONS OF OPTIONS

5.1 Each Option granted under this Plan shall be evidenced by a written agreement approved by the Plan Administrator (each an "Agreement"). Agreements may contain such provisions, not inconsistent with this Plan or any Applicable Laws, as the Plan Administrator in its discretion may deem advisable. All Options also shall comply with the following requirements:

        (a)   Number of Common Shares and Type of Option
              Each Agreement shall state the number of Common Shares to which I pertains and whether the Option is intended to be an Incentive Stock Option or a Non-Qualified Stock Option; provided that:

              (i) the number of Common Shares that may be reserved pursuant to the exercise of Options granted to any person shall not exceed 5% of the issued and outstanding Common Shares of the Corporation;

              (ii) in the absence of action to the contrary by the Plan Administrator in connection with the grant of an Option, all Options shall be Non-Qualified Stock Options;

              (iii) the aggregate Fair Market Value (determined at the Date of Grant, both as defined below) of the Common Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year (granted under this Plan and all other Incentive Stock Option plans of the Corporation, a Related Corporation or a predecessor corporation) shall not exceed U.S.$100,000, or such other limit as may be prescribed by the Code as it may be amended from time to time (the "Annual Limit"); and

              (iv) any portion of an Option which exceeds the Annual Limit shall not be void but rather shall be a Non-Qualified Stock Option.

        (b)   Date of Grant
              Each Agreement shall state the date the Plan Administrator has deemed to be the effective date of the Option for purposes of this Plan (the "Date of Grant").

        (c)   Option Price
              Each Agreement shall state the price per Common Share at which it is exercisable. The Plan Administrator shall act in good faith to establish the exercise price in accordance with Applicable Laws. In addition:

              (i) where there exists a public market for the Common Shares, the Fair Market Value shall be (A) the closing price for a Common Share for the last market trading day prior to the time of the determination (or, if no closing price was reported on that date, on the last trading date on which a closing price was reported ) on any stock exchange determined by the Plan Administrator to be the primary market for the Common Shares or (B) if the Common Shares are not traded on any such exchange or national market system, the average of the closing bid and asked prices of the Common Shares on any over-the-counter bulletin board, other electronic quotation system or the National Quotation Bureau's Pink Sheets for the day prior to the time of the determination (or, if no such prices were reported on that date, on the last date on which such prices were reported on that date, on the last date on which such prices were reported), in each case, as reported in The Wall Street Journal or such other source as the Plan Administrator deems reliable;

              (ii) the per Common Share exercise price for an Incentive Stock Option or any Option granted to a "covered employee" as such term is defined for purposes of Section 162(m) of the Code shall not be less than the Fair Market Value per Common Share at the Date of Grant as determined by the Plan Administrator in good faith;

              (iii) with respect to Incentive Stock Options granted to greater-than-ten percent (>10%) shareholders of the Corporation (as determined with reference to Section 424(d) of the Code), the exercise price per Common Share shall not be less than one hundred ten percent (110%) of the Fair Market Value per Common Share at the Date of Grant as determined by the Plan Administrator in good faith; and

              (iv) Options granted in substitution for outstanding options of another corporation in connection with the merger, consolidation, acquisition of property or stock or other reorganization involving such other corporation and the Corporation or any subsidiary of the Corporation may be granted with an exercise price equal to the exercise price for the substituted option of the other corporation, subject to any adjustment consistent with the terms of the transaction pursuant to which the substitution is to occur.

        (d)   Duration of Options
              At the time of the grant of the Option, the Plan Administrator shall designate, subject to Section 5.1(g) below, the expiration date of the Option, which date shall not be later than ten (10) years from the Date of Grant; provided, that the expiration date of any Incentive Stock Option granted to a greater-than-ten percent (>10%) shareholder of the Corporation (as determined with reference to Section 424(d) of the Code) and consultants of the Corporation shall not be later than five (5) years from the Date of Grant. In the absence of action to the contrary by the Plan Administrator in connection with the grant of a particular Option, and except in the case of Incentive Stock Options as described above, all Options granted under this Section 5 shall expire ten
              (10) years from the Date of Grant.

        (e)   Vesting Schedule
              No Option shall be exercisable until it has vested. The vesting schedule for each Option shall be specified by the Plan Administrator at the time of grant of the Option prior to the provision of services with respect to which such Option is granted; provided, that if no vesting schedule is specified at the time of grant, the Option shall vest according to the following schedule:

                   Number of Years                     Percentage of Total
               Following Date of Grant                    Option Vested
              ------------------------------------------------------------------
                         One                                     25%
                         Two                                     50%
                         Three                                   75%
                         Four                                   100%

              The Plan Administrator may specify a vesting schedule for all or any portion of an Option based on the achievement of performance objectives established in advance of the commencement by the Optionee of services related to the achievement of the performance objectives. Performance objectives shall be expressed in terms of objective criteria, including but not limited to, one or more of the following: return on equity, return on assets, share price, market share, sales, earnings per share, costs, net earnings, net worth, inventories, cash and cash equivalents, gross margin or the Corporation's performance relative to its internal business plan. Performance objectives may be in respect of the performance of the Corporation as a whole (whether on a consolidated or unconsolidated basis), a Related Corporation, or a subdivision, operating unit, product or product line of either of the foregoing. Performance objectives may be absolute or relative and may be expressed in terms of a progression or a range. An Option that is exercisable (in full or in part) upon the achievement of one or more performance objectives may be exercised only following written notice to the Optionee and the Corporation by the Plan Administrator that the performance objective has been achieved.

        (f)   Acceleration of Vesting
              The vesting of one or more outstanding Options may be accelerated by the Plan Administrator at such times and in such amounts as it shall determine in its sole discretion.

        (g)   Term of Option

              (i) Vested Options shall terminate, to the extent not previously exercised, upon the occurrence of the first of the following events:

                     A. the expiration of the Option, as designated by the Plan Administrator in accordance with Section 5.1(d) above;

                     B. the date of an Optionee's termination of employment or contractual relationship with the Corporation or any Related Corporation for cause (as determined by the Plan Administrator, acting reasonably);

                     C. the expiration of three (3) months from the date of an Optionee's termination of employment or contractual relationship with the Corporation or any Related Corporation for any reason whatsoever other than cause, death or Disability (as defined below) unless, in the case of a Non-Qualified Stock Option, the exercise period is extended by the Plan Administrator until a date not later than the expiration date of the Option; or

                     D. the expiration of one year (1) from termination of an Optionee's employment or contractual relationship by reason of death or Disability (as defined below) unless, in the case of a Non-Qualified Stock Option, the exercise period is extended by the Plan Administrator until a date not later than the expiration date of the Option.

              (ii) Notwithstanding Section 5.1(g)(i) above, any vested Options which have been granted to the Optionee in the Optionee's capacity as a director of the Corporation or any Related Corporation shall terminate upon the occurrence of the first of the following events:

                     A.    the event specified in Section 5.1(g)(i)A above;

                     B.    the event specified in Section 5.1(g)(i)D above; and

                     C. the expiration of three (3) months from the date the Optionee ceases to serve as a director of the Corporation or Related Corporation, as the case may be.

              (iii) Upon the death of an Optionee, any vested Options held by the Optionee shall be exercisable only by the person or persons to whom such Optionee's rights under such Option shall pass by the Optionee's will or by the laws of descent and distribution of the Optionee's domicile at the time of death and only until such Options terminate as provided above.

              (iv) For purposes of the Plan, unless otherwise defined in the Agreement, "Disability" shall mean medically determinable physical or mental impairment which has lasted or can be expected to last for a continuous period of not less than twelve (12) months or that can be expected to result in death. The Plan Administrator shall determine whether an Optionee has incurred a Disability on the basis of medical evidence acceptable to the Plan Administrator. Upon making a determination of Disability, the Plan Administrator shall, for purposes of the Plan, determine the date of an Optionee's termination of employment or contractual relationship.

              (v) Unless accelerated in accordance with Section 5.1(f) above, unvested Options shall terminate immediately upon termination of employment of the Optionee by the Corporation for any reason whatsoever, including death or Disability.

              (vi) For purposes of this Plan, transfer of employment between or among the Corporation and/or any Related Corporation shall not be deemed to constitute a termination of employment with the Corporation or any Related Corporation. Employment shall be deemed to continue while the Optionee is on military leave, sick leave or other bona fide leave of absence (as determined by the Plan Administrator). The foregoing notwithstanding, employment shall not be deemed to continue beyond the first ninety (90) days of such leave, unless the Optionee's re-employment rights are guaranteed by statute or by contract.

        (h)   Exercise of Options

              (i) Options shall be exercisable, in full or in part, at any time after vesting, until termination. If less than all of the shares included in the vested portion of any Option are purchased, the remainder may be purchased at any subsequent time prior to the expiration of the Option term. Only whole Common Shares may be issued pursuant to an Option, and to the extent that an Option covers less than one (1) share, it is unexercisable.

              (ii) Options or portions thereof may be exercised by giving written notice to the Corporation, which notice shall specify the number of Common Shares to be purchased, and be accompanied by payment in the amount of the aggregate exercise price for the Common Shares so purchased, which payment shall be in the form specified in Section 5.1(i) below. The Corporation shall not be obligated to issue, transfer or deliver a certificate representing Common Shares to the Holder of any Option, until provision has been made by the Holder, to the satisfaction of the Corporation, for the payment of the aggregate exercise price for all Common Shares for which the Option shall have been exercised and for satisfaction of any tax withholding obligations associated with such exercise. During the lifetime of an Optionee, Options are exercisable only by the Optionee.

        (i)   Payment upon Exercise of Option
              Upon the exercise of any Option, the aggregate exercise price shall be paid to the Corporation in cash or by certified or cashier's check. In addition, if pre-approved in writing by the Plan Administrator who may arbitrarily withhold consent, the Holder may pay for all or any portion of the aggregate exercise price by complying with one or more of the following alternatives:

              (i) by delivering to the Corporation freely trading Common Shares previously held by such Holder, or by the Corporation withholding Common Shares otherwise deliverable pursuant to exercise of the Option, which Common Shares received or withheld shall have a fair market value at the date of exercise (as determined by the Plan Administrator) equal to the aggregate exercise price to be paid by the Optionee upon such exercise; or

              (ii) by complying with any other payment mechanism approved by the Plan Administrator at the time of exercise.

        (j)   No Rights as a Shareholder
              A Holder shall have no rights as a shareholder with respect to any Common Shares covered by an Option until such Holder becomes a record holder of such Common Shares, irrespective of whether such Holder has given notice of exercise. Subject to the provisions of
              Section 5.1(m) hereof, no rights shall accrue to a Holder and no adjustments shall be made on account of dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights declared on, or created in, the Common Shares for which the record date is prior to the date the Holder becomes a record holder of the Common Shares covered by the Option, irrespective of whether such Holder has given notice of exercise.

        (k)   Non-transferability of Options

              Options granted under this Plan and the rights and privileges conferred by this Plan may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will, by applicable laws of descent and distribution, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of any Option or of any right or privilege conferred by this Plan contrary to the provisions hereof, or upon the sale, levy or any attachment or similar process upon the rights and privileges conferred by this Plan, such Option shall thereupon terminate and become null and void.

        (l)   Securities Regulation and Tax Withholding

              (i) Common Shares shall not be issued with respect to an Option unless the exercise of such Option and the issuance and delivery of such Common Shares shall comply with all Applicable Laws, and such issuance shall be further subject to the approval of counsel for the Corporation with respect to such compliance, including the availability of an exemption from prospectus and registration requirements for the issuance and sale of such Common Shares. The inability of the Corporation to obtain from any regulatory body the authority deemed by the Corporation to be necessary for the lawful issuance and sale of any Common Shares under this Plan, or the unavailability of an exemption from prospectus and registration requirements for the issuance and sale of any Common Shares under this Plan, shall relieve the Corporation of any liability with respect to the non-issuance or sale of such Common Shares.

              (ii) As a condition to the exercise of an Option, the Plan Administrator may require the Holder to represent and warrant in writing at the time of such exercise that the Common Shares are being purchased only for investment and without any then-present intention to sell or distribute such Common Shares. If necessary under Applicable Laws, the Plan Administrator may cause a stop-transfer order against such Common Shares to be placed on the stock books and records of the Corporation, and a legend indicating that the Common Shares may not be pledged, sold or otherwise transferred unless an opinion of counsel is provided stating that such transfer is not in violation of any Applicable Laws, may be stamped on the certificates representing such Common Shares in order to assure an exemption from registration. The Plan Administrator also may require such other documentation as may from time to time be necessary to comply with applicable securities laws. THE CORPORATION HAS NO OBLIGATION TO UNDERTAKE

                     REGISTRATION OF OPTIONS OR THE COMMON SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS.

              (iii) The Holder shall pay to the Corporation by certified or cashier's check, promptly upon exercise of an Option or, if later, the date that the amount of such obligations becomes determinable, all applicable federal, state, local and foreign withholding taxes that the Plan Administrator, in its discretion, determines to result upon exercise of an Option or from a transfer or other disposition of Common Shares acquired upon exercise of an Option or otherwise related to an Option or Common Shares acquired in connection with an Option. Upon approval of the Plan Administrator, a Holder may satisfy such obligation by complying with one or more of the following alternatives selected by the Plan Administrator:

                     A. by delivering to the Corporation freely trading Common Shares previously held by such Holder or by the Corporation withholding Common Shares otherwise deliverable pursuant to the exercise of the Option, which Common Shares received or withheld shall have a fair market value at the date of exercise (as determined by the Plan Administrator) equal to any withholding tax obligations arising as a result of such exercise, transfer or other disposition;

                     B. by executing appropriate loan documents approved by the Plan Administrator by which the Holder borrows funds from the Corporation to pay any withholding taxes due under this Section 5.1(l)(ii), with such repayment terms as the Plan Administrator shall select; or

                     C. by complying with any other payment mechanism approved by the Plan Administrator from time to time.

              (iv) The issuance, transfer or delivery of certificates representing Common Shares pursuant to the exercise of Options may be delayed, at the discretion of the Plan Administrator, until the Plan Administrator is satisfied that the applicable requirements of all Applicable Laws and the withholding provisions of the Code have been met and that the Holder has paid or otherwise satisfied any withholding tax obligation as described in Section 5.1(l)(ii) above.

        (m)   Adjustments Upon Changes In Capitalization

              (i) The aggregate number and class of shares for which Options may be granted under this Plan, the number and class of shares covered by each outstanding Option, and the exercise price per share thereof (but not the total price), and each such Option, shall all be proportionately adjusted for any increase or decrease in the number of issued Common Shares of the Corporation resulting from:

                     A. a subdivision or consolidation of shares or any like capital adjustment, or

                     B. the issuance of any Common Shares, or securities exchangeable for or convertible into Common Shares, to the holders of all or substantially all of the outstanding Common Shares by way of a stock dividend (other than the issue of Common Shares, or securities exchangeable for or convertible into Common Shares, to holders of Common Shares pursuant to their exercise of options to receive dividends in the form of Common Shares, or securities convertible into Common Shares, in lieu of dividends paid in the ordinary course on the Common Shares).

              (ii) Except as provided in Section 5.1(m)(iii) hereof, upon a merger (other than a merger of the Corporation in which the holders of Common Shares immediately prior to the merger have the same proportionate ownership of common shares in the surviving corporation immediately after the merger), consolidation, acquisition of property or stock, separation, reorganization (other than a mere re-incorporation or the creation of a holding Corporation) or liquidation of the Corporation, as a result of which the shareholders of the Corporation, receive cash, shares or other property in exchange for or in connection with their Common Shares, any Option granted hereunder shall terminate, but the Holder shall have the right to exercise such Holder's Option immediately prior to any such merger, consolidation, acquisition of property or shares, separation, reorganization or liquidation, and to be treated as a shareholder of record for the purposes thereof, to the extent the vesting requirements set forth in the Option agreement have been satisfied.

              (iii) If the shareholders of the Corporation receive shares in the capital of another corporation ("Exchange Shares") in exchange for their Common Shares in any transaction involving a merger (other than a merger of the Corporation in which the holders of Common Shares immediately prior to the merger have the same proportionate ownership of Common Shares in the surviving corporation immediately after the merger), consolidation, acquisition of property or shares, separation or reorganization (other than a mere re-incorporation or the creation of a holding Corporation), all Options granted hereunder shall be converted into options to purchase Exchange Shares unless the Corporation and the corporation issuing the Exchange Shares, in their sole discretion, determine that any or all such Options granted hereunder shall not be converted into options to purchase Exchange Shares but instead shall terminate in accordance with, and subject to the Holder's right to exercise the Holder's Options pursuant to, the provisions of Section 5.1(m)(ii). The amount and price of converted options shall be determined by adjusting the amount and price of the Options granted hereunder in the same proportion as used for determining the number of Exchange Shares the holders of the Common Shares receive in such merger, consolidation, acquisition or property or stock, separation or reorganization. Unless accelerated by the Board, the vesting schedule set forth in the option agreement shall continue to apply to the options granted for the Exchange Shares.

              (iv) In the event of any adjustment in the number of Common Shares covered by any Option, any fractional shares resulting from such adjustment shall be disregarded and each such Option shall cover only the number of full shares resulting from such adjustment.

              (v) All adjustments pursuant to Section 5.1(m) shall be made by the Plan Administrator, and its determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive.

              (vi) The grant of an Option shall not affect in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, to merge, consolidate or dissolve, to liquidate or to sell or transfer all or any part of its business or assets.

6.   EFFECTIVE DATE; AMENDMENT; SHAREHOLDER APPROVAL
     -----------------------------------------------

6.1 Options may be granted by the Plan Administrator from time to time on or after the date on which this Plan is adopted by the Board (the "Effective Date").

6.2 Unless sooner terminated by the Board, this Plan shall terminate on the tenth anniversary of the Effective Date. No Option may be granted after such termination or during any suspension of this Plan.

6.3 Any Options granted by the Plan Administrator prior to the ratification of this Plan by the shareholders of the Corporation shall be granted subject to approval of this Plan by the holders of a majority of the Corporation's outstanding voting shares, voting either in person or by proxy at a duly held shareholders' meeting within twelve (12) months before or after the Effective Date. If such shareholder approval is sought and not obtained, all Options granted prior thereto and thereafter shall be considered Non-Qualified Stock Options and any Options granted to Covered Employees will not be eligible for the exclusion set forth in Section 162(m) of the Code with respect to the deductibility by the Corporation of certain compensation.

7.   NO OBLIGATIONS TO EXERCISE OPTION
     ---------------------------------

7.1 The grant of an Option shall impose no obligation upon the Optionee to exercise such Option.

8.   NO RIGHT TO OPTIONS OR TO EMPLOYMENT
     ------------------------------------

8.1 Whether or not any Options are to be granted under this Plan shall be exclusively within the discretion of the Plan Administrator, and nothing contained in this Plan shall be construed as giving any person any right to participate under this Plan. The grant of an Option shall in no way constitute any form of agreement or understanding binding on the Corporation or any Related Corporation, express or implied, that the Corporation or any Related Corporation will employ or contract with an Optionee for any length of time, nor shall it interfere in any way with the Corporation's or, where applicable, a Related Corporation's right to terminate Optionee's employment at any time, which right is hereby reserved.

9.   APPLICATION OF FUNDS
     --------------------

9.1 The proceeds received by the Corporation from the exercise of Options shall be used for general corporate purposes, unless otherwise directed by the Board.

10.  INDEMNIFICATION OF PLAN ADMINISTRATOR
     -------------------------------------

10.1 In addition to all other rights of indemnification they may have as members of the Board, members of the Plan Administrator shall be indemnified by the Corporation for all reasonable expenses and liabilities of any type or nature, including attorneys' fees, incurred in connection with any action, suit or proceeding to which they or any of them are a party by reason of, or in connection with, this Plan or any Option granted under this Plan, and against all amounts paid by them in settlement thereof (provided that such settlement is approved by independent legal counsel selected by the Corporation), except to the extent that such expenses relate to matters for which it is adjudged that such Plan Administrator member is liable for willful misconduct; provided, that within fifteen (15) days after the institution of any such action, suit or proceeding, the Plan Administrator member involved therein shall, in writing, notify the Corporation of such action, suit or proceeding, so that the Corporation may have the opportunity to make appropriate arrangements to prosecute or defend the same.

11.  Amendment of plan
     -----------------

11.1 The Plan Administrator may, at any time, modify, amend or terminate this Plan or modify or amend Options granted under this Plan, including, without limitation, such modifications or amendments as are necessary to maintain compliance with the Applicable Laws. The Plan Administrator may condition the effectiveness of any such amendment on the receipt of shareholder approval at such time and in such manner as the Plan Administrator may consider necessary for the Corporation to comply with or to avail the Corporation and/or the Optionees of the benefits of any securities, tax, market listing or other administrative or regulatory requirements.

Effective Date: December 29, 2000

Page 52
EXHIBIT 21 (i)

                                EXHIBIT 21 (i)

                                 SUBSIDIARIES

Wholly Owned

Avani Oxygen Water Company
Avani Marketing Company
Avani International Marketing Corp