Form 10QSB
period 2001-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2001-05-11
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act
of 1934 for the transition period from        to        .
                                       ------    -------
Commission file number: 000-23319

AVANI INTERNATIONAL GROUP INC.
(Name of Small Business Issuer in its charter)

 Nevada                                                  88-0367866
(State of                                              (I.R.S. Employer
Incorporation)                                          I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)                   V3K 6V2
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number  604-525-2386.

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 31, 2001 was 20,403,257.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                        Page No.
       -Consolidated Condensed Balance Sheet as of
        March 31, 2001 (unaudited) and December 31, 2000 (audited).       3
       -Consolidated Interim Statement of Operations for the
        Three Months Ended March 31, 2001 and 2000 (unaudited).           4
       -Consolidated Interim Statement of Changes in Stockholders
        Equity for the Three Months Ended
        March 31, 2001 (unaudited).                                       5
       -Consolidated Interim Statement of Cash Flows
        for the Three Months Ended March 31, 2001 and 2000 (unaudited).   6
       -Notes to Consolidated Interim Financial Statements.               7
Item 2. Management's Discussion and Analysis.                             8
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                               10
Item 2. Changes in Securities.                                           10
Item 3. Defaults upon Senior Securities.                                 11
Item 4. Submission of Matters to Vote of Securityholders.                11
Item 5. Other Information.                                               11
Item 6. Exhibits and Reports on Form 8-K.                                11
Signatures                                                               11

Part I. Financial Information

Item 1. Financial Statements

================================================================================
                                                  Avani International Group Inc.
                                                     Consolidated Balance Sheets
                                                       (Expressed in US Dollars)

                                                        March 31     December 31
                                                            2001            2000
--------------------------------------------------------------------------------
                                                      (Unaudited)

Assets

Current
   Cash                                               $   133,894   $   294,207
   Receivables, net of allowance for doubtful
      accounts                                            205,368        97,506
   Inventories                                             57,371        48,197
   Prepaid expenses                                         3,407        12,800
                                                      --------------------------
                                                          400,040       452,710

Property, plant and equipment                           1,803,178     1,853,085
Other                                                      36,566        34,412
                                                      --------------------------

                                                      $ 2,239,784   $ 2,340,207
================================================================================

Liabilities and Stockholders' Equity
Liabilities

Current
   Accounts payable and accrued liabilities           $   253,918   $   186,748
   Bottle and cooler deposits                              75,659        82,412
   Current portion of long-term debt                      398,340       425,251
                                                      --------------------------
                                                          727,917       694,411

Long-term debt                                             63,440        60,840
                                                      --------------------------
                                                          791,357       755,251
                                                      --------------------------

Stockholders' equity
   Capital stock
     Authorized
      100,000,000 common shares, par value $0.001
     Issued
      20,403,257 (2000 - 20,403,257) common shares         20,403        20,403
   Additional paid-in capital                           6,522,187     6,522,187
   Accumulated deficit                                 (4,917,949)   (4,764,985)
   Accumulated other comprehensive loss
     - foreign exchange translation                      (176,214)     (192,649)
                                                      --------------------------
                                                        1,448,427     1,584,956
                                                      --------------------------
                                                      $ 2,239,784   $ 2,340,207
================================================================================


 See the accompanying notes to these consolidated interim financial statements.

================================================================================
                                                  Avani International Group Inc.
                                   Consolidated Interim Statements of Operations
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

For the three months ended March 31                         2001            2000
--------------------------------------------------------------------------------

Revenue
   Bottled water and supply sales                     $   179,893   $    99,629
   Cooler and equipment sales                               3,479         3,837
   Cooler rentals                                           5,227         2,128
                                                      --------------------------
                                                          188,599       105,594
                                                      --------------------------

Cost of goods sold
   Cost of goods sold (excluding depreciation)            109,554        74,286
   Depreciation                                            30,324        32,832
                                                      --------------------------
                                                          139,878       107,118
                                                      --------------------------

Gross profit (loss)                                        48,721        (1,524)
                                                      --------------------------

Operating expenses
   Marketing                                                8,200        41,202
   General and administrative                             187,664       216,261
                                                      --------------------------
                                                          195,864       257,463
                                                      --------------------------

Loss from operations                                     (147,143)     (258,987)

Other
   Interest on long-term debt                              (8,016)       (7,596)
   Interest income                                          2,195        11,816
                                                      --------------------------

Net loss for the period                               $  (152,964)  $  (254,767)
================================================================================
Loss per share - Basic and diluted                    $     (0.01)  $     (0.01)
================================================================================
Weighted average shares outstanding                    20,403,257    20,403,257
================================================================================

 See the accompanying notes to these consolidated interim financial statements.

================================================================================
                                                  Avani International Group Inc.
              Consolidated Interim Statements of Changes in Stockholders' Equity
                                                       (Expressed in US Dollars)

                                                                                                        Accumulated
                                                                   Additional                              Other             Total
                                              Common stock            Paid-In      Accumulated     Comprehensive     Stockholders'
                                              ------------
                                      Shares        Amount            Capital          Deficit              Loss            Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          20,233,257   $     20,233     $   6,281,807    $  (3,804,861)    $    (161,157)  $   2,336,022

Issuance of common stock               170,000            170            16,380             -                 -             16,550
  for services
-----------------------------------------------------------------------------------------------------------------------------------
Stock option compensation                -               -              224,000             -                 -            224,000
-----------------------------------------------------------------------------------------------------------------------------------
                                   20,403,257          20,403         6,522,187       (3,804,861)         (161,157)      2,576,572
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                 -               -                 -            (960,124)             -           (960,124)
-----------------------------------------------------------------------------------------------------------------------------------

Foreign currency translation
  adjustments                            -               -                 -                -              (31,492)        (31,492)
-----------------------------------------------------------------------------------------------------------------------------------

   Total comprehensive loss              -               -                 -            (960,124)          (31,492)       (991,616)
                                   ------------------------------------------------------------------------------------------------

Balance, December 31, 2000         20,403,257          20,403         6,522,187    $  (4,764,985)         (192,649)      1,584,956
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                 -               -                 -            (152,964)             -           (152,964)
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
  adjustments                            -               -                 -                -               16,435          16,435
-----------------------------------------------------------------------------------------------------------------------------------

   Total comprehensive loss              -               -                 -            (152,964)           16,435        (136,529)
                                   ------------------------------------------------------------------------------------------------

Balance, March 31, 2001            20,403,257   $      20,403     $   6,522,187    $  (4,917,949)    $    (176,214)  $   1,448,427
-----------------------------------------------------------------------------------------------------------------------------------

 See the accompanying notes to these consolidated interim financial statements.

================================================================================
                                                  Avani International Group Inc.
                                   Consolidated Interim Statements of Cash Flows
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

For the three months ended March 31                         2001            2000
--------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
   Net loss for the period                            $  (152,964)  $  (254,767)
   Adjustments to reconcile net loss for the period
     to net cash used in operating activities
       Issuance of common stock for services                 -           34,000
       Depreciation                                        33,367        45,720
   (Increase) decrease in assets
       Receivables                                       (107,862)      (16,881)
       Inventories                                         (9,174)       13,109
       Prepaid expenses                                     9,393        (3,810)
   Increase (decrease) in liabilities
       Accounts payable and accrued liabilities            67,170       (50,158)
       Bottle and cooler deposits                          (6,753)       (4,402)
                                                      --------------------------

                                                         (166,823)     (237,189)
                                                      --------------------------

Investing activities
   Other assets                                            (2,154)         -

Financing activities
   Repayment of stockholder loans                            -          (29,554)
   Payments on long-term debt                              (1,932)       (1,739)
                                                      --------------------------

                                                           (1,932)      (31,293)
                                                      --------------------------

Decrease in cash during the period                       (170,909)     (268,482)

Effect of foreign exchange on cash                         10,596       (36,805)

Cash, beginning of period                                 294,207       954,606
                                                      --------------------------

Cash, end of period                                   $   133,894   $   649,319
================================================================================

Supplemental Information:
  Interest paid                                       $     8,016   $     7,596
================================================================================

The following transactions which did not result
in cash flows have been excluded from financing
activities:
  Operating costs settled through the issuance
    of shares                                         $      -      $    34,000
================================================================================

 See the accompanying notes to these consolidated interim financial statements.

1.   Basis of Presentation

     The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses to date of $4,917,949 which includes an operating loss for the current period of $152,964 and has experienced a substantial decline in its cash position from December 31, 2000. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing long-term debt, obtaining long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise $200,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

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

--------------------------------------------------------------------------------

2.   Common Stock

     Transactions not disclosed elsewhere in these consolidated financial statements are as follows:

     a) At March 31, 2001 and March 31, 2000, the Company had 7,975,000 share purchase warrants outstanding, of this amount, 3,850,000 warrants are exercisable at a price per share of $0.25 on or before July 1, 2001, and $0.30 on or before July 1, 2002. The remaining 4,125,000 warrants are exercisable at a price per share of $0.25 on or before August 12, 2001, and $0.30 on or before August 12, 2002.

     b) On December 29, 2000, the Company adopted its 2000 Stock Option Plan to offer an inducement to obtain services of key employees, officers, directors and consultants of the Company. The plan was approved by a majority of shareholders on February 20, 2001. The maximum number of shares issuable under the Plan shall not exceed 4.5 million. Under the Plan, the Company's Board of Directors will administer the Plan and determine the exercise price and other terms. Option terms, however, are not to exceed ten years from the date of grant. As of March 31, 2001, no options have been granted under the Plan.

     c) On February 20, 2001, a majority of stockholders approved an increase in the authorized capital stock of the Company to 100,000,000 shares of common stock.

--------------------------------------------------------------------------------

3.   Major Customer and Supplier

     In each period the Company sold a substantial portion of its products to one customer. During the three months ended March 31, 2001 sales to a customer in Malaysia amount to $80,158. For the three months ended March 31, 2000 sales to a customer in Australia amount to $21,552. At March 31, 2001 and 2000, there were $102,583 and $Nil amounts due from these customers in trade accounts receivable.

     During the three months ended March 31, 2001 and 2000, the Company purchased approximately 49% and 27% of its materials from one supplier. At March 31, 2001 and 2000, there were $27,078 and $Nil amounts due to that supplier.

--------------------------------------------------------------------------------

4.   Comparative Amounts

     Certain comparative amounts have been restated to conform to the current period's presentation.

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Three Months Ended March 31, 2001 compared with Three Months Ended March 31,
2000.

Revenues for the three months ended March 31, 2001 were $188,599 representing an increase of 78.6% from revenues of $105,594 for the same period in 2000.
The increase for the period was due to an increase in sales to overseas markets, particularly initial sales to a Malaysian distributor, partially offset by a reduction in domestic sales. Revenues for the three month period in 2001 consisted of $179,893 in water and supply sales (an increase of 80.6% from $99,629 for the prior period), $3,479 in cooler and equipment sales (a decrease of 9.3% from $3,837 for the prior period) and $5,227 in cooler rentals (an increase of 145.6% from $2,128 for the prior period). Of the total revenue for the three month period in 2001, $80,158 (or 42.5% of total sales) represented sales to a Malaysian distributor. During the 2000 period, the Company had sales to an Australian distributor in the amount of $21,552. No sales to the customer were recorded in the 2001 period. Interest income for the 2001 period was $2,195 contrasted with $11,816 for the prior period. The decrease is due to the reduction in available cash which has been used to fund the operations of the Company since the 2000 period.

Cost of goods sold which includes depreciation for the three month period in 2001 totaled $139,878 representing a 30.6% increase from $107,118 for the same period in 2000. Cost of goods sold as a percentage of sales was 74.2% for the 2001 period representing a decrease of 27.2% from 101.4% for the prior period. The decrease results from the percentage impact of increased revenues on direct costs and subcontracting local water delivery during 2001 which effectively reduced delivery costs. Cost of goods sold for the three month period in 2001 consisted of $109,554 in bottled water, supplies, coolers, and related equipment, and delivery costs (an increase of 47.5% from $74,286 for the prior period) and $30,324 in depreciation (a decrease of 7.6% from $32,832 for the prior period). The increase in costs of goods sold is due to the increased production costs attributable to higher sales for the period. Gross profit for the three month period in 2001 was $48,721, compared with $(1,524) for the same period in 1999. The increase in gross profits reflects the increase in sales coupled with a reduction in delivery costs, both of which are discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the three month period in 2001 totaled $195,864, a decrease of 23.9% from $257,463 for the same period in 2000. General and administrative costs were $187,664 in 2001, a 13.2% decrease from $216,261 in the prior period. The decrease reflects personnel reductions which occurred in the beginning of 2001, and legal and professional fees associated with litigation and disputes that occurred in the prior period. Marketing expenses totaled $8,200 for the three month period in 2001 representing a decrease of 80.1% from $41,202 for the prior period. The decrease is due to reduced overseas travel and promotional expenses in 2001 compared with the significant overseas travel that occurred in 2000 in an effort to establish new distribution relationships. Interest on long term debt which includes mortgage interest totaled $8,016, an increase of 5.5%, from $7,596 for the prior period. Net loss for the three month period in 2001 was $152,964 compared with a net loss of $254,767 for the prior period. The decrease in net loss is a result of the reasons discussed above

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock.

As of March 31, 2001, the Company had a working capital deficiency in the amount of $327,877. Working capital deficiency as of December 31, 2000 was $241,700. The increase in working capital deficiency is a result of the loss experienced during the first quarter of 2001.

Property, plant and equipment, net of accumulated depreciation, totaled $1,803,178 on March 31, 2001. Property, plant and equipment, net of accumulated depreciation, totaled $1,853,085 on December 31, 2000. The reduction is due to amortization that occurred during the period.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. Until it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements in the Company's Annual Report on Form 10-KSB for the period ending December 31,
2000). In this regard, on February 20, 2001, a majority of shareholders approved the increase of its authorized capital stock to 100,000,000 common shares. At this time, the Company has no commitments for any such financing.
No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company's financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2000, the Company's independent auditors included an explanatory paragraph regarding the Company's ability to continue as going concern.

Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2000 for additional statements concerning operations and future capital requirements.

Certain risks exist with respect to the Company and its business, which risks include the lack of profitable operations, limited distribution channels, and the need for additional capital to sustain operations. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Form 10-KSB for the period ended December 31, 2000 and elsewhere therein for a broader discussion of such risks and uncertainties.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

During the first quarter of 2000, the Company notified its shareholders pursuant to an Information Statement dated March 7, 2001 of (i) an amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock of the Company from 25,000,000 shares to 100,000,000 shares; (ii) the adoption of a stock option plan for key officers, employees, directors and consultants; and (iii) the appointment of BDO Dunwoody, LLP as the Company's auditor.

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b) Reports on Form 8-K.

None.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVANI INTERNATIONAL GROUP, INC.

Date: May 11, 2001                     /s/ Dennis Robinson
                                       -------------------------------
                                       Dennis Robinson
                                       Treasurer and
                                       Chief Accounting Officer