Form 10QSB
period 2001-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2001-08-13
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2001

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of June 30, 2001 was 2,035,052.

Transitional Small Business Issuer Format (Check One):
Yes:   No: X

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                           Page No.
       -Consolidated Condensed Balance Sheet as of
        June 30, 2001 (unaudited) and December 31, 2000 (audited).            3
       -Consolidated Interim Statement of Operations for the
        Six Months Ended June 30, 2001 and 2000 (unaudited).                  4
       -Consolidated Interim Statement of Changes in Stockholders
        Equity for the Six Months Ended June 30, 2001 (unaudited).            5
       -Consolidated Interim Statement of Cash Flows
        for the Six Months Ended June 30, 2001 and 2000 (unaudited).          6
       -Notes to Consolidated Interim Financial Statements.                   7
Item 2. Management's Discussion and Analysis.                                 8

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                                   12
Item 2. Changes in Securities.                                               12
Item 3. Defaults upon Senior Securities.                                     12
Item 4. Submission of Matters to Vote of Securityholders.                    12
Item 5. Other Information.                                                   12
Item 6. Exhibits and Reports on Form 8-K.                                    12
Signatures                                                                   12

Part I - Financial Information
Item 1. Financial Statements.
================================================================================
                                                  Avani International Group Inc.
                                                     Consolidated Balance Sheets
                                                       (Expressed in US Dollars)
                                                        June 30      December 31
                                                           2001             2000
--------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Current
   Cash                                               $   414,052   $   294,207
   Receivables, net of allowance for doubtful accounts    160,312        97,506
   Inventories                                             69,954        48,197
   Prepaid expenses                                         2,836        12,800
                                                      -------------------------
                                                          647,154       452,710
Property, plant and equipment                           1,793,021     1,853,085
Other                                                      29,595        34,412
                                                      -------------------------
                                                      $ 2,469,770   $ 2,340,207
================================================================================

Liabilities and Stockholders' Equity
Liabilities

Current
   Accounts payable and accrued liabilities           $   214,215   $   186,748
   Loan payable (Note 4)                                  500,745          -
   Bottle and cooler deposits                              77,441        82,412
   Current portion of long-term debt                      478,587       425,251
                                                      -------------------------
                                                        1,270,988       694,411
Long-term debt                                               -           60,840
                                                      -------------------------
                                                        1,270,988       755,251
                                                      -------------------------

Stockholders' equity
   Capital stock (Note 2)
    Authorized
     10,000,000 common shares, par value $0.001
   Issued
      2,035,052   (2000 - 2,040,326) common shares          2,035         2,040
   Additional paid-in capital                           6,540,555     6,540,550
   Accumulated deficit                                 (5,158,430)   (4,764,985)
   Accumulated other comprehensive loss
      - foreign exchange translation                     (185,378)     (192,649)
                                                      -------------------------

                                                        1,198,782     1,584,956
                                                      -------------------------

                                                      $ 2,469,770   $ 2,340,207
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
                                                                     (Unaudited)

                                                        Three months ended               Six months ended
                                                              June 30                         June 30
                                                     --------------------------     --------------------------
                                                          2001          2000             2001           2000
Revenue
   Bottled water and supply sales                   $   220,967     $   134,218       $   400,860     $   233,847
   Cooler and equipment sales                             2,535           5,333             6,014           9,170
   Cooler rentals                                         6,024           4,779            11,251           6,907
                                                    -------------------------------------------------------------
                                                        229,526         144,330           418,125         249,924
                                                    -------------------------------------------------------------

Cost of goods sold
   Cost of goods sold (excluding depreciation)          117,714         105,818           227,268         180,104
   Depreciation                                          30,417           9,222            60,741          42,054
                                                    -------------------------------------------------------------
                                                        148,131         115,040           288,009         222,158
                                                    -------------------------------------------------------------

Gross profit                                             81,395          29,290           130,116          27,766
                                                    -------------------------------------------------------------

Operating expenses
   Marketing                                             18,470          85,027            26,670         126,229
   General and administrative                           297,218         114,369           484,882         330,630
                                                    -------------------------------------------------------------
                                                        315,688         199,396           511,552         456,859
                                                    -------------------------------------------------------------
Loss from operations                                   (234,293)       (170,106)         (381,436)       (429,093)


Other
   Interest on long-term debt                            (8,175)         (9,501)          (16,191)        (17,097)
   Interest income                                        1,987          11,594             4,182          23,410
                                                    -------------------------------------------------------------
Net loss for the period                             $  (240,481)    $  (168,013)      $  (393,445)    $  (422,780)
==================================================================================================================
Loss per share - Basic and diluted                  $     (0.12)    $     (0.08)      $     (0.19)    $     (0.21)
==================================================================================================================
Weighted average shares outstanding                   2,039,651       2,040,514         2,039,987       2,037,218
==================================================================================================================

 See the accompanying notes to these consolidated interim financial statements.

================================================================================
                                                  Avani International Group Inc.
              Consolidated Interim Statements of Changes in Stockholders' Equity
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

                                                                                                   Accumulated
                                                                 Additional                              Other               Total
                                          Common stock              Paid-In      Accumulated     Comprehensive       Stockholders'
                                          ------------
                                       Shares       Amount          Capital          Deficit              Loss              Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000             2,023,326     $     2,023  $ 6,300,017     $(3,804,861)       $   (161,157)      $ 2,336,022

Issuance of common stock                17,000              17       16,533            -                   -               16,550
   for services

Stock option compensation                 -               -         224,000            -                   -              224,000
                                     ---------------------------------------------------------------------------------------------
                                     2,040,326           2,040    6,540,550      (3,804,861)           (161,157)        2,576,572
                                     ---------------------------------------------------------------------------------------------

Net loss for the year                     -               -            -           (960,124)               -             (960,124)
Foreign currency translation
   adjustments                            -               -            -               -                (31,492)          (31,492)
                                     ---------------------------------------------------------------------------------------------
     Total comprehensive loss             -               -            -           (960,124)            (31,492)         (991,616)
                                     ---------------------------------------------------------------------------------------------
                                     ---------------------------------------------------------------------------------------------
Balance, December 31, 2000           2,040,326           2,040    6,540,550      (4,764,985)           (192,649)        1,584,956
                                     ---------------------------------------------------------------------------------------------

Net loss for the period                   -               -            -           (393,445)               -             (393,445)

Foreign currency translation
   adjustments                            -               -            -               -                  7,271             7,271

Cancellation of common stock
   (Note 2)                             (5,274)             (5)           5            -                   -                 -
                                     ---------------------------------------------------------------------------------------------

     Total comprehensive loss           (5,274)             (5)           5        (393,445)              7,271          (386,174)
                                     ---------------------------------------------------------------------------------------------

Balance, June 30, 2001               2,035,052     $     2,035  $ 6,540,555     $(5,158,430)       $   (185,378)      $ 1,198,782
                                     ---------------------------------------------------------------------------------------------

 See the accompanying notes to these consolidated interim financial statements.

================================================================================
                                                  Avani International Group Inc.
                                   Consolidated Interim Statements of Cash Flows
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

For the six months ended June 30                           2001             2000
--------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
   Net loss for the period                            $  (393,445)  $  (422,780)
   Adjustments to reconcile net loss for the period
     to net cash (used in) operating activities
     Issuance of common stock for services                   -           34,000
     Depreciation                                          67,530        55,731
   (Increase) decrease in assets
     Receivables                                          (62,806)       11,904
     Inventories                                          (21,757)        5,683
     Prepaid expenses                                       9,964         2,354
   Increase (decrease) in liabilities
     Accounts payable and accrued liabilities              27,467       (69,285)
     Bottle and cooler deposits                            (4,971)        3,198
                                                      -------------------------

                                                         (378,018)     (379,195)
                                                      -------------------------

Investing activity
   Acquisition of property, plant and equipment              -          (28,834)
   Acquisition of other assets                             (4,101)      (11,672)
                                                      -------------------------

                                                           (4,101)      (40,506)
                                                      -------------------------

Financing activities
   Proceeds from loan payable                             500,745          -
   Payments on long-term debt                              (3,937)       (4,572)
                                                      -------------------------

                                                          496,808        (4,572)
                                                      -------------------------

Increase (decrease) in cash during the period             114,689      (424,273)
Effect of foreign exchange on cash                          5,156         1,847
Cash, beginning of period                                 294,207       953,412
                                                      -------------------------

Cash, end of period                                   $   414,052   $   530,986
================================================================================

Supplemental Information:
   Interest paid                                      $    16,191   $    17,097
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
================================================================================

 See the accompanying notes to these consolidated interim financial statements

Notes to the Consolidated Interim Financial Statements

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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to June 30, 2001 of $5,158,430 which includes an operating loss for the current period of $393,445. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing long-term debt, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company obtained a $500,745 loan in June 2001 and plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

--------------------------------------------------------------------------------

2.   Capital Stock

     Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

     a) At June 30, 2001 and December 31, 2000, the Company had 797,500 fully exercisable share purchase warrants outstanding. Of this amount, 385,000 warrants are exercisable at a price per share of $3.00 on or before July 1, 2002. The remaining 412,500 warrants are exercisable at a price per share of $2.50 on or before August 12, 2001, and $3.00 on or before August 12, 2002

     b) On December 29, 2000, the Company adopted its 2000 Stock Option Plan to offer an inducement to obtain services of key employees, officers, directors and consultants of the Company. The plan was approved by a majority of shareholders on February 20, 2001. The maximum number of shares issuable under the Plan shall not exceed 450,000. Under the Plan, the Company's Board of Directors will administer the Plan and determine the exercise price and other terms. Option terms, however, are not to exceed ten years from the date of grant. As of June 30, 2001, no options have been granted under the Plan.

     c) On February 20, 2001, a majority of stockholders approved an increase in the authorized capital stock of the Company to 100,000,000 shares of common stock. On July 27, 2001 the Company reduced its authorized and issued share capital on a 10 for 1 basis. All references in these financial statements to the number of shares are stated on a post-split basis. Losses per share have also been restated retroactively to reflect this change.

     d) On June 18, 2001 and June 25, 2001 the Company cancelled 5,000 and 274 common shares respectively for Nil consideration.

--------------------------------------------------------------------------------

3.   Major Customer and Supplier

     During the six months ended June 30, 2001 sales to a customer in Malaysia totaled $215,715. For the six months ended June 30, 2000 sales to a customer in Japan totaled $31,572. At June 30, 2001 and December 31, 2000, there were $134,822 and $Nil amounts due from these customers in trade accounts receivable.

     During the six months ended June 30, 2001 and 2000, the Company purchased approximately 74% and 45% of its materials from one supplier. At June 30, 2001 and December 31, 2000, there were $Nil and $11,181 amounts due to that supplier.

--------------------------------------------------------------------------------

4.   Loan Payable

     In June 2001 the Company received a loan for $500,745 from an unaffiliated third party. The loan is unsecured, non-interest bearing and is due on December 31, 2001. The loan may be repaid in cash or common stock at the Company's discretion.

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Six Months Ended June 30, 2001 compared with Six Months Ended June 30, 2000.

Revenues for the six months ended June 30, 2001 were $418,125 representing an increase of 67.3% from revenues of $249,929 for the same period in 2000. The increase for the period was due to an increase in sales to overseas markets, particularly sales to a Malaysian distributor, offset by a slight reduction in domestic sales. Revenues for the six month period in 2001 consisted of $400,860 in water and supply sales (an increase of 71.4% from $233,847 for the prior period), $6,014 in cooler and equipment sales (a decrease of 34.4% from $9,170 for the prior period) and $11,251 in cooler rentals (an increase of 62.9% from $6,907 for the prior period). Of the total revenue for the six month period in 2001, $215,715 (or 53.8% of total water sales) represented sales to a Malaysian distributor. During the 2000 period, the Company had sales to a Japanese distributor in the amount of $31,572. During the 2001 period, sales to this customer were $15,617. Interest income for the 2001 period was $4,182 contrasted with $23,410 for the prior period. The decrease is due to the reduction in available cash which has been used to fund the operations of the Company since the 2000 period.

Cost of goods sold which includes depreciation for the six month period in 2001 totaled $288,009 representing a 29.6% increase from $222,158 for the same period in 2000. Cost of goods sold as a percentage of sales was 68.9% for the 2001 period representing a decrease of 20% from 88.9% for the prior period. The decrease reflects the percentage impact of increased revenues on direct costs, as well as a reduction of delivery costs due to subcontracting local water delivery during 2001. Cost of goods sold for the six month period in 2001 consisted of $227,268 in bottled water, supplies, coolers, and related equipment, and delivery costs (an increase of 26.2% from $180,104 for the prior period) and $60,741 in depreciation (an increase of 44.4% from $42,054 for the prior period). The increase in costs of goods sold is due principally to the increase in materials and supplies attributable to the higher sales for the period, and to a lesser extent increased labor and overhead. Gross profit for the six month period in 2001 was $130,116, compared with $27,766 for the same period in 2000. The increase in gross profits reflects the increase in sales coupled with a reduction in delivery costs, both of which are discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the six month period in 2001 totaled $511,552, an increase of 12% from $456,859 for the same period in 2000. General and administrative costs were $484,882 in 2001, representing a 46.7% increase from $330,630 in the prior period. The change reflects increases in bad debt allowances related to overseas sales, office supply, and travel expenses. Bad debt allowance rose from $36,290 for the 2000 period to $179,007 in the 2001 period and is attributable in 2001 to two distributors located in Malaysia, one of which is the Company's largest customer. Marketing expenses totaled $26,670 for the period in 2001 representing a decrease of 78.9% from $126,229 for the prior period. The decrease is due to reduced overseas travel and promotional expenses in 2001 compared with the significant overseas travel that occurred in 2000 in an effort to establish new distribution relationships. Interest on long term debt which includes mortgage interest totaled $16,191, a decrease of 5.3%, from $17,097 for the prior period. Net loss for the six month period in 2001 was $393,445 compared with a net loss of $422,780 for the prior period. The decrease in net loss is a result of the reasons discussed above. The loss per share, basic and diluted, for the six month period ending June 30, 2001 was $0.19, compared with $0.21 for the comparable period last year. The loss per share reflects the 10 for 1 reduction in the Company's authorized and issued and outstanding common stock (see "PART II - Item 5. Other Information").

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 17,000 shares of common stock (after giving effect to the 10 for 1 common stock reduction - see "PART II -
Item 5. Other Information") in exchange for services valued at $16,550. In June 2001, the Company received a loan in the amount of $500,745.31 from an unaffiliated third party. The loan is unsecured and is due and payable on December 31, 2001. At the discretion of the Company, the loan may be paid in cash or in the form of common stock at a price per share equal to the closing price of the Company's common stock as quoted on the NASDAQ OTCBB or other market, on the trading day immediately preceding the due date.

As of June 30, 2001, the Company had a working capital deficiency in the amount of $623,834. Working capital deficiency as of December 31, 2000 was $241,700. The increase in working capital deficiency is a result of a loan payable in the amount of $500,745, the loss experienced during the first six months of 2001, and an increase in current portion of long term debt.

Property, plant and equipment, net of accumulated depreciation, totaled $1,793,021 on June 30, 2001. Property, plant and equipment, net of accumulated depreciation, totaled $1,853,085 on December 31, 2000. The reduction is due to amortization that occurred during the six month period.

At June 30, 2001, the Company had $478,587 as a current portion of long term debt, of which $402,880 represents mortgages securing the Company's real estate. Of the mortgage amount, $341,724 is presently due, and $61,156 is due on March 27, 2002. Currently, the Company is negotiating with its lender to refinance these mortgages. If the Company is unable to successfully refinance it loans on acceptable terms, or at all, it will be required to raise additional funds for such purposes. No assurances can be given that the Company will be successful in its endeavors, which event(s) will have a material adverse affect on the Company and its business.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. Until it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock or through debt financing. The private placement of its capital stock may result in significant dilution to shareholders (see disclosure relating to cautionary statements in the Company's Annual Report on Form 10-KSB for the period ending December
31, 2000). To facilitate the private placement of its common stock, on February

20, 2001, a majority of shareholders approved the increase of its authorized capital stock to 10,000,000 common shares (after giving effect to the 10 for 1 common stock reduction - see "PART II - Item 5. Other Information"). In June 2001, the Company received a working capital loan in the approximate amount of $500,000 as described above. No assurances can be given that these funds will be sufficient for the Company to achieve profitable operations. If the Company can not reach profitability in the near term, it likely will need to raise additional capital in the form of debt or equity, for which no assurances can be given. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Consequently, the Company's financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2000, the Company's independent auditors included an explanatory paragraph regarding the Company's ability to continue as going concern.

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

Certain risks exist with respect to the Company and its business, which risks include the lack of profitable operations, limited distribution channels, and the need for additional capital to sustain operations. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Form 10-KSB for the period ended December 31, 2000 and elsewhere therein for a broader discussion of such risks and uncertainties. In addition, during 2001, a significant portion of its sales is attributable to one distributor in Malaysia. The loss of this distributor will have a material adverse impact on the Company's operations.

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
None

Item 2. Changes in Securities.
None

Item 3. Defaults upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Securityholders.
None

Item 5. Other Information.
Effective July 27, 2001, the Company effected a 10 for 1 reverse split of its issued and outstanding shares of common stock, $.001 par value, and correspondingly reduced its authorized shares of common stock, $.001 par value, on a 10 for 1 basis. The Company filed a Certificate of Change of its Common Stock with the Secretary of State of Nevada on the effective date to reflect these changes.

Immediately prior to effective date of such change the Registrant had 20,400,514 and 100,000,000 issued and outstanding common shares and authorized common shares, respectively. Immediately after the effective date of such change, the Registrant had 2,040,719 and 10,000,000 issued and outstanding common shares and authorized common shares, respectively.

In connection with the above changes, the Company's symbol on the NASDAQ OTCBB was changed to "AVIT."

Item 6. Exhibits.
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

10(xxvi) Loan Agreement dated June 13, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc.

10(xxvii) Promissory Note dated June 13, 2001 by Avani International Group, Inc in favor of David Pok Beng Kwong.

(b). Reports on Form 8-K.
None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AVANI INTERNATIONAL GROUP, INC.


Date: August 9, 2001              /s/Dennis Robinson
                                  ------------------------------------------
                                  Dennis Robinson
                                  Treasurer and
                                  Chief Accounting Officer

Page 13
Exhibit 10(xxvi)

THIS LOAN AGREEMENT is dated June 13, 2001

BETWEEN:

David Pok Beng Kwong, whose address at No. 1, Jalan SS 3/46, Petaling Jaya, 47300 Selangor Darul Ehsan, Malaysia. (hereinafter called the "Lender")

AND:

AVANI INTERNATIONAL GROUP, INC. a body corporate duly incorporated under the laws of the State of Nevada, having an office at Suite 328 - 17 Fawcett Road, Coquitlam, B.C. V3K 6V2, Canada.

(hereinafter called the "Borrower")

WHEREAS:

A. The Borrower will require working capital to undertake its business activities.

B. The Borrower desires to borrow and the Lender is willing to loan to the Borrower certain funds subject to the terms and conditions herein set forth,

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and the mutual covenants and agreements hereinafter set forth, and other good and valuable consideration, the receipt and sufficiently of which is hereby acknowledged, the parties hereto agree as follows:

1.   THE LOAN
     1.1  Establishment of the Loan
          The Lender agrees, on the terms and conditions set forth in this Agreement, to advance by way of a loan (the "Loan") to the Borrower the sum of US$500,745.31 (the "Loan Amount").

     1.2  Evidence of Indebtedness
          The indebtedness of the Borrower to the Lender in respect of the Loan shall be evidenced by the promissory note in the form attached as Schedule "A" hereto (the "Note"), which shall be granted by the Borrower to the Lender at the time the Lender advances the Loan Amount.

     1.3  Interest
          The Loan shall bear no interest.

     1.4  Term
          (a) the maturity date of the Loan is December 31, 2001 or such other date as agreed to by the parties;
          (b) on or before the maturity date, Borrower may repay the Loan to the Lender in cash, or Borrower may repay the Loan by issuing common stock to Lender in an amount equal to the Loan Amount divided by the "market price" (or such other price negotiated by the parties) for its common stock. "Market price" shall mean the closing price of Borrower's common stock on the trading day immediately preceding the maturity date of the Loan as quoted on the NASDAQ OTC Bulletin Board, or alternatively, such other market such as the "pink sheet" market. Any such shares issued to Lender will be restricted stock.

     1.5  Use of Proceeds
          The Borrower agrees to use the Loan Amount solely for the purposes of paying those expenses reasonably incurred by it to undertake and complete its business activities.

2.   REPRESENTATIONS AND WARRANTS
     2.1  Representations and Warranties
          The Borrower represents and warrants to the Lender that:
          (a) the Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of its incorporating jurisdiction;
          (b) the Borrower has all requisite corporate power and authority to enter into this Agreement and to grant the Note and to carry out the obligations contemplated herein and therein; and
          (c) this Agreement and the Note have been duly and validly authorized, executed and delivered by the Borrower and are valid obligations of it.

3.   COVENANTS OF THE BORROWER
     3.1 The Borrower covenants and agrees with the Lender that at all times during the term of this Agreement it will duly observe and perform each and every of its covenants and agreements set forth in this and

          Lender's Security; and provide the Lender with immediate notice of an Event of Default.

4.   EVENT OF DEFAULT
     4.1 The outstanding balance of the Loan Amount shall immediately become payable upon demand by the Lender, unless otherwise waived in writing by the Lender, in any of the following events:
          (a) if the Borrower shall default in any payment of the Loan Amount when the same is required hereunder or pursuant to the Note;
          (b) if the Borrower shall become insolvent or shall make a general assignment for the benefit of its creditors, if an order be made or an effective resolution be passed for the winding-up, merger or amalgamation of the Borrower, if the Borrower shall be declared bankrupt or if a custodian or receiver be appointed for the Borrower under any bankruptcy and insolvency law, if a compromise or arrangement is proposed by the Borrower to its creditors or any class of its creditors, or if a receiver or officer with like powers shall be appointed for the Borrower, or
          (c) if the Borrower defaults in observing or performing any other covenant or agreement of this Agreement on its part to be observed or performed and such default shall have continued for a period of seven (7) days after notice in writing has been given by the Lender to the Borrower specifying such default.

5.   GENERAL
     5.1  Governing Law
          This Agreement shall in all respects be construed in accordance with and governed by the laws of the State of Nevada.

     5.2  Currency
          All statements of, or references to, dollar amounts in this Agreement mean lawful currency of the United States.

     5.3  Further Assurances
          The parties will do, execute and deliver or will cause to be done, executed and delivered all such further acts, documents and things as may be required for the purpose of giving effect to this Agreement.

     5.4  Notices
          Any notice, demand or other document required or permitted to be given under the provisions of this Agreement shall be in writing and may be given by delivering same or mailing same by registered mail or sending same by telecopier, telecommunication device or other similar form of communication to the addresses first above mentioned.

          Any notice, demand or document shall, if delivered, be deemed to have been given or made at the time of delivery; if mailed by registered mail and properly addressed be deemed to have been given or made on the fifth day following the day on which it was so mailed, provided that if at the time of mailing or between the time of mailing and the actual receipt of the notice, a mail strike, slowdown or other labour dispute which might affect the delivery of such notice occurs, then such notice shall be only effective if actually delivered; and if sent by telecopier, telecommunication device or other similar form of communication, be deemed to have been given or made on the day following the day on which it was sent. Any party may give written notice of change of address in the same manner, in which event such notice shall thereafter be given to it as above provided at such provided at such changed address.

IN WITNESS WHEREOF the Lender and the Borrower have executed this Agreement as of the day and year as first above written.

Signed by AVANI INTERNATIONAL GROUP, INC.
In the presence of:

                                           AVANI INTERNATIONAL GROUP, INC.


/s/Robert Wang                               /s/Wai Meng Yeap
_____________________________              _____________________________
Witness                                    Authorized Signature


_____________________________
Address

Signed by DAVID POK BENG KWONG
In the presence of:


                                            DAVID POK BENG KWONG


/s/signature                                /s/David Pok Beng Kwong
_____________________________              _____________________________
Witness                                    Authorized Signature


_____________________________
Address

1.   SCHEDULE "A"
     ------------

                              PROMISSORY NOTE


This Promissory Note is granted pursuant to the terms and conditions of a Loan Agreement of even date hereto made between David Pok Beng Kwong (the "Lender") and AVANI INTERNATIONAL GROUP, INC. (the "undersigned"), to which this Promissory Note is a schedule, and this Promissory Note shall be read in conjunction with, be interpreted, and be subject to the terms and provisions of such Loan Agreement.

FOR VALUABLE CONSIDERATION RECEIVED, the Undersigned, hereby promises to pay to the Lender the principal amount of US$500,745.31 pursuant to and in accordance with the terms of the Loan Agreement.

This Promissory Note is governed by, and shall be construed in accordance with the laws of State of Nevada.

PRESENTMENT, DEMAND, PROTEST AND NOTICE OF DISHONOUR AND NON-PAYMENT ARE HEREBY WAIVED BY THE UNDERSIGNED.

Executed at 13th day of June, 2001.


AVANI INTERNATIONAL GROUP, INC.
By Its Authorized Signatory:




/s/Wai Meng Yeap
___________________________________

Page 19
Exhibit 10(xxvii)

                                PROMISSORY NOTE


This Promissory Note is granted pursuant to the terms and conditions of a Loan Agreement of even date hereto made between David Pok Beng Kwong (the "Lender") and AVANI INTERNATIONAL GROUP, INC. (the "undersigned"), to which this Promissory Note is a schedule, and this Promissory Note shall be read in conjunction with, be interpreted, and be subject to the terms and provisions of such Loan Agreement.

FOR VALUABLE CONSIDERATION RECEIVED, the Undersigned, hereby promises to pay to the Lender the principal amount of US$500,000 pursuant to and in accordance with the terms of the Loan Agreement.

This Promissory Note is governed by, and shall be construed in accordance with the laws of State of Nevada.

PRESENTMENT, DEMAND, PROTEST AND NOTICE OF DISHONOUR AND NON-PAYMENT ARE HEREBY WAIVED BY THE UNDERSIGNED.

Executed at 13th day of June, 2001.


AVANI INTERNATIONAL GROUP, INC.
By Its Authorized Signatory:




/s/Wai Meng Yeap
___________________________________