Form 10QSB
period 2001-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2001-11-15
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2001

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

$.001 par value, as of September 30, 2001 was 2,035,052.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.                                    Page No.

   -Consolidated Condensed Balance Sheet as of

    September 30, 2001 (unaudited) and December 31, 2000 (audited).    3

   -Consolidated Interim Statement of Operations for the Three and

    Nine Months Ended September 30, 2001 and 2000 (unaudited).         4

   -Consolidated Interim Statement of Changes in Stockholders

    Equity for the Nine Months Ended

    September 30, 2001 (unaudited).                                    5

   -Consolidated Interim Statement of Cash Flows

    for the Nine Months Ended September 30, 2001

    and 2000 (unaudited).                                              6

    -Notes to Consolidated Interim Financial Statements.               7

Item 2. Management's Discussion and Analysis.                         10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                            13

Item 2. Changes in Securities.                                        13

Item 3. Defaults upon Senior Securities.                              13

Item 4. Submission of Matters to Vote of Securityholders.             13

Item 5. Other Information.                                            13

Item 6. Exhibits and Reports on Form 8-K.                             13

Signatures                                                            14

#

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Avani International Group Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

September 30

December 31

2001

2000

(Unaudited)

Assets

Current

Cash

$

306,890

$

294,207

Receivables

62,699

97,506

Inventories

64,927

48,197

Prepaid expenses

3,555

12,800

438,071

452,710

Property, plant and equipment

1,683,705

1,853,085

Other

36,910

34,412

$

2,158,686

$

2,340,207

Liabilities and Stockholders' Equity

Liabilities

Current

Accounts payable and accrued liabilities

$

237,895

$

186,748

Loans payable (Note 4)

500,745

-

Bottle and cooler deposits

75,481

82,412

Current portion of long-term debt (Note 5)

466,636

425,251

1,280,757

694,411

Long-term debt (Note 5)

-

60,840

1,280,757

755,251

Stockholders' equity

Capital stock (Note 2)

Authorized

10,000,000

 common shares, par value $0.001

Issued

2,035,052

 (2000 - 2,040,326) common shares

2,035

2,040

Additional paid-in capital

6,540,555

6,540,550

Accumulated deficit

(5,437,096)

(4,764,985)

Accumulated other comprehensive loss

- foreign exchange translation

(227,565)

(192,649)

877,929

1,584,956

$

2,158,686

$

2,340,207

See the accompanying notes to these consolidated interim financial statements

#

                              Avani International Group Inc.

                                                          Consolidated Interim Statements of Operations

                                         (Expressed in US Dollars)

                                             (Unaudited)

Three months ended

Nine months ended

September 30

September 30

2001

2000

2001

2000

Revenue
Bottled water and supply sales	$ 137,693	$ 123,571	$ 322,838	$ 357,418
Cooler and equipment sales	988	3,780	7,002	12,950
Cooler rentals	7,596	2,134	18,847	9,041
	146,277	129,485	348,687	379,409

Cost of goods sold
Cost of goods sold (excluding depreciation)	72,367	67,255	205,107	247,359
Depreciation	37,511	9,782	98,252	51,836
	109,878	77,037	303,359	299,195

Gross profit	36,399	52,448	45,328	80,214

Operating expenses
Marketing	33,091	49,942	154,289	176,171
General and administrative	172,009	188,451	553,368	519,081
	205,100	238,393	707,657	695,252
Loss from operations	(168,701)	(185,945)	(662,329)	(615,038)

Other
Interest on long-term debt	(9,107)	(3,181)	(25,298)	(20,278)
Interest income	11,334	9,409	15,516	32,819
Net loss for the period	$ (166,474)	$ (179,717)	$ (672,111)	$ (602,497)
Loss per share - basic and diluted	$ (0.08)	$ (0.09)	$ (0.33)	$ (0.30)
Weighted average shares outstanding	2,035,052	2,040,051	2,037,366	2,038,162

See the accompanying notes to these consolidated interim financial statements

#

 Avani International Group Inc.

Consolidated Interim Statements of Changes in Stockholders' Equity

(Expressed in US Dollars)

(Unaudited)

Accumulated

ADDITIONAL

OTHER

TOTAL

Common stock

Paid-In

Accumulated

Comprehensive

Stockholders'

SHARES

AMOUNT

CAPITAL

DEFICIT

LOSS

EQUITY

Balance, January 1, 2000	2,023,326	$ 2,023	$ 6,300,017	$ (3,804,861)	$ (161,157)	$ 2,336,022

Issuance of common stock for services	17,000	17	16,533	-	-	16,550
Stock option compensation	-	-	224,000	-	-	224,000
	2,040,326	2,040	6,540,550	(3,804,861)	(161,157)	2,576,572
Net loss for the year	-	-	-	(960,124)	-	(960,124)
Foreign currency translation adjustments	-	-	-	-	(31,492)	(31,492)
Total comprehensive loss	-	-	-	(960,124)	(31,492)	(991,616)
Balance, December 31, 2000	2,040,326	2,040	6,540,550	(4,764,985)	(192,649)	1,584,956
Net loss for the period	-	-	-	(672,111)	-	(672,111)
Foreign currency translation adjustments	-	-	-	-	(34,916)	(34,916)
Cancellation of common stock (Note 2)	(5,274)	(5)	5	-	-	-
Total comprehensive loss	-		-	(672,111)	(34,916)	(707,027)
Balance, September 30, 2001	2,035,052	$ 2,035	$ 6,540,555	$ (5,437,096)	$ (227,565)	$ 877,929

See the accompanying notes to these consolidated interim financial statements

#

                                          Avani International Group Inc.

Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

 For the nine months ended September 30

2001

2000

Cash provided by (used in)

Operating activities

Net loss for the period

$

(672,111)

$

(602,497)

Adjustments to reconcile net loss for the period

to net cash used in operating activities

Issuance of common stock for services

-

34,000

Depreciation

99,971

90,809

(Increase) decrease in assets

Receivables

34,807

17,999

Inventories

(16,730)

7,069

Prepaid expenses

9,245

11,401

Increase (decrease) in liabilities

Accounts payable and accrued liabilities

51,147

(101,942)

Bottle and cooler deposits

(6,931)

3,135

(500,602)

(540,026)

Investing activity

Acquisition of property, plant and equipment

-

(28,834)

Acquisition of other assets

(3,924)

(14,517)

(3,924)

(43,351)

Financing activities

Proceeds from loans payable

500,745

-

Payments of stockholder loans

-

(10,857)

Payments on long-term debt

(5,905)

(5,868)

494,840

(16,725)

Decrease in cash during the period

(9,686)

(600,102)

Effect of foreign exchange on cash

22,369

48,461

Cash, beginning of period

294,207

954,606

Cash, end of period

$

306,890

$

402,965

Supplemental Information:

Interest paid

$

18,342

$

78,370

The following transactions which did not result in cash flows have been excluded from financing activities:

Operating costs settled through the issuance of shares

$

-

$

34,000

See the accompanying notes to these consolidated interim financial statements

#

Avani International Group Inc.

Notes to the Consolidated Interim Financial Statements

(Expressed in US Dollars)

(Unaudited)

September 30, 2001 and 2000

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to September 30, 2001 of $5,437,096 which includes an operating loss for the current period of $672,111.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations (See Note 5).  The Company plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

At September 30, 2001 and December 31, 2000, the Company had 797,500 fully exercisable share purchase warrants outstanding.  Of this amount, 385,000 warrants are exercisable at a price per share of $3.00 on or before July 1, 2002.  The remaining 412,500 warrants are exercisable at a price per share of $3.00 on or before August 12, 2002.

#

2.

Capital Stock  - Continued

b) On December 29, 2000, the Company adopted its 2000 Stock Option Plan ("the Plan") to offer an inducement to obtain services of key employees, officers, directors and consultants of the Company.  The Plan was approved by a majority of shareholders on February 20, 2001.  The maximum number of shares issuable under the Plan shall not exceed 450,000.  Under the Plan, the Company's Board of Directors will administer the Plan and determine the exercise price and other terms.  Option terms, however, are not to exceed ten years from the date of grant.  As of September 30, 2001, no options have been granted under the Plan.

c)

On February 20, 2001, a majority of stockholders approved an increase in the authorized capital stock of the Company to 100,000,000 shares of common stock.  On July 27, 2001, the Company reduced its authorized and issued share capital on a 10 for 1 basis.  All references in these financial statements to the number of shares are stated on a post-consolidation basis.  Losses per share have also been restated retroactively to reflect this change.

d)

On June 18, 2001 and June 25, 2001, the Company redeemed and cancelled 5,000 and 274 common shares respectively for $Nil consideration.

3.

Major Customer and Supplier

During the nine months ended September 30, 2001, sales to a customer in Japan totaled $44,856.  For the nine months ended September 30, 2000 sales to a different customer in Japan totaled $47,282.  At September 30, 2001 and December 31, 2000, there were $44,856 and $Nil amounts due from these customers in trade accounts receivable.

During the nine months ended September 30, 2001 and 2000, the Company purchased approximately 71% and 45% of its materials from one supplier.  At September 30, 2001 and December 31, 2000, there were $Nil and $11,181 amounts due to that supplier.

4.

Loans Payable

 In June 2001, the Company received proceeds on loans payable of $500,745 from five private lenders.  The loans are unsecured, non-interest bearing and are due on December 31, 2001.  The loans may be repaid in cash or common stock at the Company's discretion. If repaid in common stock, the conversion price will be the market price on the date of settlement.  In addition, the Company has agreed to pay a finder's fee to an unaffiliated third party equal to 10% of the equity received by the lenders upon conversion of the loan amounts.

#

4.

Loans Payable - Continued

Subsequent to September 30, 2001, the Company converted $25,000 of the loan payable into 500,000 common shares and 500,000 warrants.  The warrants have an exercise price of $0.05 if exercised on or before September 26, 2003, $0.06 if exercised on or before September 26, 2005 and $0.07 if exercised on or before September 26, 2006.  In addition,  50,000 common shares and 50,000 warrants (under the same terms described above) were issued  as a finder's fee.

5.

Long-term debt

Subsequent to September 30, 2001, the Company renegotiated and consolidated three of its mortgages payable.  The Company paid $127,000 to reduce the balance of the renegotiated mortgages to $260,000 (the total long-term debt, which includes an $80,000 demand loan, is then reduced to $340,000).  The renegotiated mortgage is payable in monthly installments of $2,227 including interest at 8.45% per annum and is due on July 15, 2002.  The mortgage is collateralized by a General Security Agreement over the assets of the Company. As a condition to re-structuring the indebtedness, the Company's subsidiary must confirm by December 31, 2001 that it has increased its capital or shareholder loans by $250,000.  If this condition is not met, the renegotiated mortgage becomes payable upon demand.

6.

Joint Venture

The Company entered into a joint venture agreement with a Malaysian company (“the Licensee”) in February 2000.  The agreement was amended on September 5, 2001.  Under the amended agreement the Company will grant to the Licensee the first right of refusal of the exclusive worldwide (except Canada) rights and licenses to the Company’s oxygen enrichment technology.  The Company will, at a cost not to exceed $700,000, also contribute the bottling and processing equipment required to produce the product.  In exchange, the Company will receive a 2% royalty on all revenue of the joint venture and 40% of the after tax profits generated by the contributed bottling line.  Pursuant to the new agreement, the Company has agreed to waive a previously established $500,000 licensing fee.

The Company has not yet made any contributions to the joint venture and the joint venture is not expected to be operational until early 2002.  Accordingly, the joint venture does not impact the financial statements at September 30, 2001.

#

Item 2. Management's Discussion and Analysis.

The  following discusses the financial results and position  of the consolidated accounts  of  the  Company  and  its  wholly owned subsidiaries for the  periods indicated.

Results of Operations

Nine Months Ended September 30, 2001  compared with Nine Months Ended September 30, 2000.

During this current ...

** Conversion terminated at this point (TRIAL version of software). For full functionality, click on "Purchase Now" in the installed product. Thank you.

#