Form 10KSB
period 2001-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2002-04-01
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2001

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

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $391,586.

As of March 26, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $68,835. This calculation is based upon the average of the bid price of $0.04 and asked price of $0.6 of the common stock on March 26, 2002.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of December 31, 2001 was 2,585,052.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

Introduction.

------------

Avani International Group Inc. ("Avani" or "Company") was organized under the laws of the State of Nevada on November 29, 1995.

Since its inception, the Company has constructed a bottling facility and has been engaged in the business of manufacturing and distributing oxygen enriched, purified bottled water under the trade name "Avani Water.”

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

Following its incorporation, the Company commenced construction of its bottling facility in May 1996 which was completed in August 1996. In September 1996, the Company initiated the production, marketing and sale of its purified, oxygen enriched water under the brand name “Avani Water”. The Company utilizes a unique technology which injects oxygen into purified water producing an oxygen enriched, purified bottled water.

The Company sells its product in the greater Vancouver metropolitan area and internationally to the United States, Hong Kong, Malaysia, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. The Company's sales nationally and internationally have been limited. The Company seeks to increase its national and international sales to existing and other markets through licensing agreements, distribution agreements, or joint ventures with third parties; however, results from these arrangements continue to be limited. The Company can not predict whether it will be successful in its marketing efforts.

The Company's business is subject to various laws and regulations implemented by the Canadian government and local regulators, which require the Company, to obtain licenses for its business and equipment, to be subject to annual inspections, to comply with certain quality standards regarding the Company's bottling plant and equipment, and to continuously control the quality of water sold by the Company. In addition, certain other governments and states within the United States require the Company to obtain certification of its bottled water. The Company believes that it is currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for it to sell its product in its current markets. In addition, the Company will seek approval from other governmental and state agencies in the event its geographical market expands. The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

Bottled Water Market.

--------------------

The premium bottled water market has experienced rapid growth since the early 1980's as consumers became concerned about the decline in quality of municipal water available in their homes and offices. This market growth also has been fueled by an overall health consciousness of the consumer seeking to eliminate the consumption of foods and beverages containing sugars, calories and artificial additives, trending instead to consumables with little or no sugars, calories or additives. Premium bottled water fits squarely within this trend. Per capita consumption of bottle water rose from 2.8 gallons in 1980 to over 11 gallons per capita in 1995 (Beverage World September 1996). The bottled water business increased sales by approximately one billion dollars from 1991 to 1996 totaling $3.1 billion in 1996. In 1996, the industry experienced growth of 8.4%; the second best annual growth in the decade and the PET sized segment grew by 25% (Beverage World April 1997). Standard & Poor's Foods & Nonalcoholic  Beverages Industry Survey, May 2000, reports, "U.S. retail  sales of the five major  nonalcoholic  refreshment  beverage  categories totaled  approximately  $81.7 billion in 1998 (latest  available),  up 2.8% from 1997's level,  according to Beverage World magazine.  These  categories are soft drinks ($54.3 billion),  fruit beverages  ($17.5  billion),  bottled water ($5.2 billion), ready-to-drink tea ($2.5 billion), and sports drinks ($2.3 billion)."

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

During fiscal years ending December 31, 2001 and December 31, 2000, the Company had no research and development costs.

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

The Company purchased the plant equipment in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the production of the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 2001, the plant is operating at 30% of capacity using one 40 hour shift. An additional 40 hour shifts can be added to increase production capacity.

The overall working condition of the Company’s plant and equipment is good to excellent. All of the bottling equipment will operate reliably at the maximum capacity rated by each respective manufacturer. The Company’s trucks and forklifts are all in good working condition.

The Company is a member in good standing of the Canadian Bottled Water Association and the International Bottled Water Association.

Sales and Distribution.

----------------------

Its product is sold in the greater Vancouver metropolitan area and internationally from time to time to the United States, Hong Kong, Malaysia, Japan and Australia. The Company sells its products through independent distributors and commissioned brokers. At times, the Company has retained commission sales representatives on a contract basis to actively solicit local accounts, although these representatives were not used during 2001. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area.

The Company's sales development plan includes the increase of local and national sales to distributors, and the expansion of sales to existing and new markets through existing and other sales channels. In addition, the Company intends to re-instate the commission sales representatives during fiscal 2002.

The Company directly markets its five gallon bottles in the greater Vancouver metropolitan area to business and residential users through commissioned salespersons. In addition, the Company leases water coolers to its customers which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 3 or more bottles per month. The customer pays a minimum charge of $20.00(CDN) per month, a one time bottle deposit charge of $10.00(CDN), a one time cooler deposit charge of $100(CDN) and an annual cooler lease charge of $160(CDN). The Company owns and operates three delivery vehicles and subcontracts two delivery companies to service its customers. As of December 31, 2001, the Company has approximately 1400 customers. Revenues from its five gallon bottles represent approximately 62% of total water sales.

The Company also directly markets its 500 ml and 1.5 liter PET products to a limited number of specialty food outlets in the Vancouver area. As of December 31, 2001, direct sales to local retail outlets has been insignificant.

During fiscal 2001, the Company sold its PET products to the United States, Hong Kong, Malaysia, and Japan. Product sales to these markets has been limited. The Company continues to seek distributors in these and other territories that will significantly advance product sales, however, the Company can not predict if it will be successful in its efforts.

In connection with the Company’s overseas marketing efforts, in January 2000, the Company entered into an agreement with an unaffiliated Malaysian company to assist the Company in establishing distributors and other marketing channels for the Company’s product on a worldwide basis, with principal concentration in Malaysia and other Asian markets. Pursuant to the agreement, the Company will reimburse the Malaysian company for its expenses and commissions, if any, on a monthly basis. Substantially all of the Company’s sales during 2001 to the Asian markets are a result of the Malaysian company’s efforts. In addition, during January 2001, the Company contracted with an consultant in Malaysia to market and promote the Company’s products to the Asian market. In exchange, the Company has contracted to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. At this time, the Company can not predict the amount of future sales that may result from these agreements.

Agreement with Avani O2.

-----------------------

On February 18, 2000, the Company entered into an agreement with Avani O2 Water Sdn. Bdh., a Malaysian company (“Avani O2”), pursuant to which Avani O2 received, among other rights, the exclusive right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions of the agreement. The rights granted excluded Canada and worldwide sales from the Company’s Vancouver operations. Under the original agreement, Avani O2 was required to pay the Company a licensing fee of $500,000 for each manufacturing facility constructed, and the Company was to receive a 2% gross royalty, and 20% of the after tax net profits realized by the operations of Avani O2. In addition, Avani O2 would be required to purchase certain equipment relating to the oxygen enrichment technology at a price to be negotiated by the parties. The term of the agreement was 30 years. The agreement was amended by the parties on September 5, 2001 as previously reported by the Company in its Form 10-QSB filing for the period ended September 30, 2001. On January 15, 2002, the parties further amended the agreement, and the agreement, as of its recent amendment, is summarized as follows; (i) the $500,000 licensing fee to be paid to the Company has been waived, (ii) Avani O2 will not be required to purchase the equipment relating to the technology, rather the Company will allow Avani O2 to use the equipment for the manufacture and production of the water product, (iii) the Company will provide the design and layout of the bottling plant, and will assist Avani O2 to install and commission the equipment, (iv) the Company will receive a 2% gross royalty and 30% of the after tax profits generated by the contributed bottling equipment, and (v) other than Canada, the licensee will have the first right of refusal of the exclusive worldwide rights and licenses to the Company’s oxygen enrichment technology. Pursuant to the agreement, Kam Chong Yip, a controlling shareholder of the Company, was appointed to the board of directors of Avani O2. Other than as described above, no other affiliation exists between Avani O2 and the Company or its affiliates.

As of this date, Avani O2 has leased a manufacturing facility in Malaysia, and with assistance of the Company, has set up the equipment for operation, and is in the process of identifying and establishing arrangements with various vendors to supply PET bottles, bottle caps, labels and packaging materials. Avani O2 also has informed the Company that it expects initial production from the facility to commence in the second half of fiscal year 2002. The Company believes that it has performed all of its requirements under the agreement, as amended. Despite the information received from Avani O2, the Company cannot predict when actual operations will commence, nor can it determine the amount of revenues, if any, that it will receive from this operation.

Backlog.

-------

The Company had no backlog for the year ended December 31 2001. There is no seasonal impact on the Company's sales.

Facilities.

----------

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

Employees.

---------

As of December 31, 2001, the Company has 12 employees, which includes one officer of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company’s maintains it production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

The Company facilities are comprised of seven adjoining buildings which are owned by the Company subject to existing mortgages. The building were purchased between April 1996 and March 1997 for a total purchase price of approximately $800,000. As of December 31, 2001, the mortgages totaled $256,432.  The mortgages are due and payable on July 15, 2002.  The Company believes that it will be able to refinance the mortgages on or before their balloon payment date. The Company is presently negotiating with its lender to refinance the mortgages. If the Company is unable to successfully refinance it loans on acceptable terms, or at all, it will be required to raise additional funds for such purposes. No assurances can be given that the Company will be successful in its endeavors, which events will have a material adverse affect on the Company and its business.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to Vote of Security Holders.

During the first quarter of 2001, the Company notified its shareholders pursuant to an Information Statement dated March 7, 2001 of an amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock of the Company from 10,000,000 shares to 400,000,000 shares. The amendment was approved by a majority of the common shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is listed on the NASDAQ OTC Bulletin Board under the symbol "AVIT.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2000                                  Low Bid    High Bid

1st Quarter                              0.0625    0.375

2nd Quarter                              0.0625    0.34375

3rd Quarter                              0.10      0.625

4th Quarter                              0.10      0.38

2001                                  Low Bid    High Bid

1st Quarter                              0.01      0.04

2nd Quarter                              0.01      0.03

3rd Quarter                              0.01      0.15

4th Quarter                              0.03      0.12

(the above share prices are not adjusted for the 10 for 1 reverse stock split which occurred in July 2001)

As of December 31, 2001, there are 727 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.

Item 6. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations.

---------------------

Fiscal year end 2001 compared with Fiscal year end 2000.

-------------------------------------------------------

Revenues for fiscal year ended December 31, 2001 were $391,586 representing a decrease of $142,609 or 26.7% from revenues of $534,195 for the comparable period in 2000. The decrease reflects overall reductions in water sales, both domestic and international, cooler equipment rentals, and cooler sales. The decrease in domestic water sales and local cooler sales and rentals reflects the lack of commissioned sales representatives which use was suspended during 2001, and in addition for purposes of domestic water sales, a reduction in the unit charge for the five gallon bottles. The decrease internationally reflects the loss of an Australian distributor and lack of marketing efforts in the United States both of which occurred during 2001. Revenues in 2001 consisted of $370,243 in water and supply sales (a decrease of $122,258 or 24.8% from $492,501 for the prior period), $3,893 in cooler and equipment sales (an decrease of $11,244 or 74.3% from $15,137 for the prior period) and $17,450 in cooler rentals (a decrease of $9,107 or 34.3% from $26,557 for the prior period). Of the total revenue for the 2001 period, $64,059 (or 16.4% of total revenues) represented sales to a Japanese distributor.

Cost of goods sold for the 2001 period totaled $410,805 or 104.9% of total revenue contrasted with $401,974 or 75.2% of total revenue for the 2000 period. The increase in cost of goods sold on a percentage basis for the 2001 period reflects an increase of $46,852 in depreciation associated with full year amortization of additional purchases occurring during 2000 and the effect of the foreign exchange conversion, and percentage impact of decreased revenues on fixed overhead and labor costs, slightly offset by lower delivery and shipping costs attributable to the lower sales and the Company’s use of delivery subcontractors during 2001. Cost of goods sold consisted of $256,019 in direct materials (bottled water, supplies, coolers and related equipment), labor, production overhead, and delivery costs (a decrease of $41,568 or 14% from $297,587 for the prior period) and $154,786 in depreciation (an increase of $50,399 or 48.2% from $104,387 for the prior period). The decrease in the cost of sales is due mainly to lower material and delivery costs associated with reduced production. Gross profit for the 2001 period decreased 114.5% to ($19,219) from $132,221 for the prior period for the reasons discussed above.

Operating expenses which includes marketing expenses and general and administrative expenses for the 2001 period totaled $795,060 representing a decrease of $282,432 or 26.2% from $1,077,492 for the prior period. Marketing expenses totaled $217,339 for the 2001 period, representing a decrease of $262,159 or 54.7% from $479,498 for the prior period. The decrease in marketing expenses reflects the Company’s decision to concentrate its international marketing efforts to Malaysia and Japan, as opposed to a more expanded worldwide effort lasted year, as well as $224,000 in marketing expenses associated with unexercised stock options. The decrease for the period was slightly offset by a $65,605 charge for product delivered to a licensee in Malaysia. General and administrative expenses totaled $577,721 for the 2001 period, representing a decrease of $20,273 or 3.3%, from $597,994. The decrease is a result of reduced salaries and benefits attributable to staff reductions occurring in 2001, and lower professional fees and property management fees during the period, partially offset by travel related expenses, and transfer agent expenses related to the Information Statement circulated by the Company during 2001. No research and development costs were incurred in 2001 or 2000. Interest on long-term debt, which includes mortgage interest on the Company's real estate, totaled $39,588 for the 2001 period, representing a decrease of $4,309 or 9.8% from $43,897 for the prior period. Interest income was $7,326 for the 2001 period representing a decrease of $21,718 or 74.8% from $29,044 for the prior period. The decrease reflects the reduction of available cash caused by the operating loss during the 2001 period. Net loss for the 2001 fiscal period was $846,541 which represents a decrease of $113,583 or 11.8% from the loss of $960,124 for the prior period.  The decrease in net loss is a result of the reasons discussed above.

Liquidity and Capital Resources.

-------------------------------

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 17,000 shares of common stock in exchange for services valued at $16,550. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. The balance of the loans payable are due and payable.

Working capital deficit as of December 31, 2001 was $888,601 compared with a working capital deficit as of December 31, 2000 of $241,701. The increase of $646,900 in working capital deficit is a result of the loss experienced during year 2001 coupled with the increase in current liabilities as a result of the debenture financing which is due and payable as of December 31, 2001.

Total assets as of December 31, 2001 were $1,884,473 representing a decrease of $485,052 from total assets of $2,369,525 as of December 31, 2000.

Property, plant and equipment, net of accumulated depreciation, totaled $1,572,417 on December 31, 2001. Property, plant and equipment, net of accumulated depreciation, totaled $1,853,085 on December 31, 2000. The decrease is due to depreciation and currency exchange valuations.

In connection with its real estate properties, as of December 31, 2001, existing mortgages totaled $256,432, and are due and payable on July 15, 2002. The Company will be required to refinance the mortgages on or before their due date, or raise additional funds for such purposes, however, no assurances can be given that the Company will be successful in its endeavors (See "Item 2. Description of Property"). In addition, the Company has a loan outstanding in the amount of $62,780 in favor of a shareholder. The loan bears interest at 8% per annum and is payable on demand.

The Company continues to experience significant losses from operations. Its current capitalization is not sufficient to maintain continued operations. Moreover, the Company is uncertain as to when it will achieve profitable operations. The Company will be required to obtain additional capital to finance its ongoing operations through the private placement of its capital stock or through debt financing. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). In this regard, in January 2002, the Company, with shareholder approval, increased of its authorized capital stock to 400,000,000 common shares. At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2001, the Company’s independent auditors included an explanatory paragraph regarding its ability to continue as going concern.

Critical Accounting Policies.

----------------------------

Revenue Recognition. Revenue on sales of bottled water and sales of cooler and equipment is recognized when the products are delivered and title transfers to customers. Sales terms generally do not permit a right of return.  Revenue from leasing of water coolers and filters are accounted for as operating leases and, accordingly, rental income is reported over the terms of the leases. Deposits received for bottles and coolers are accrued as liabilities until refunded upon return of bottles and coolers. Freight charges billed to customers are included in Revenue while associated freight costs are included in Cost of Sales.

Valuation of Long-lived Assets. The Company evaluates the future recoverability of its property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during the periods presented in these consolidated financial statements.

Disclosure Regarding Forward Looking and Cautionary Statements.

--------------------------------------------------------------

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. LACK OF PROFITABLE OPERATIONS. Since the Company's inception, the Company has experienced significant operating losses. Loss from operations for fiscal years 2001 and 2000 exceeded $800,000 and $900,000, respectively. Moreover, the Company cannot predict when it will achieve profitable operations. The ability of the Company to achieve profitable operations will be dependent upon many factors, including the successful market development of its super oxygenated water. Successful market development includes establishing necessary sales channels in various geographical markets through distributors and food brokers, and having funds available for product marketing and slotting fees. As of December 31, 2001, although the Company has distribution agreements in place for various geographical markets, since its inception, the Company has been unable to effect an appreciable amount of sales through these channels. Although the Company has entered into a product marketing agreement and manufacturing agreement with two Malaysian companies, the Company cannot predict the amount of sales that will result from these agreements. Consequently, no assurances can be given that the Company will be able to successfully develop the necessary markets for its product.

2. NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to maintain its operations for the near term. In addition, the Company will require additional capital in the future to sustain its operations until it achieves profitable operations. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the additional Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

3. LIMITED DISTRIBUTION CHANNELS. As of December 31, 2001, the Company has limited distribution channels in certain markets as described elsewhere herein. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements. In the event the Company is unable to establish any meaningful distribution channels, sales of its water product will continue to languish.

4. COMPETITION. The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, many of its competitors’ products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. Although the Company believes that its smooth taste and its unique oxygen enrichment offers a competitive distinction in the bottled water market, to date the Company has been unable to effectively compete in this market.

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

6. VOLATILE PRICES AND LIMITED VOLUME FOR COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Director/

Officer

Name

Age

Since

Position

Ngai Sou Chang

63

1999

Chairman

Robert Wang

53

1999

President and Director

Dennis Robinson

60

1999

Secretary, Treasurer and

Director

Jeffrey Lightfoot

43

1999

Director

Wai Meng Yeap

29

1999

Director

------------------------------------------------------------------

Ngai Sou Chang – Ms Chang has been Chairman of the Company since August 1999. From 1989 to the present, Ms. Chang has been an owner and managing director of a property development company located in Sydney, Australia and a real estate investment company located in Kuala Lumpur, Malaysia.

Robert Wang – Mr. Wang has been President and Director of the Company since August 1999. From 1992 to the present, Mr. Wang has been president and director of Multiplex Technologies Inc., a Canadian public company involved in real estate development.

Dennis Robinson – Mr. Robinson has been a Director of the Company since May 1999, and Secretary and Treasurer of the Company since August 1999. From 1991 to the present, Mr. Robinson has maintained a public accounting practice in Vancouver, British Columbia.

Jeffrey Lightfoot – Mr. Lightfoot has been a Director of the Company since May 1999. Mr. Lightfoot is a licensed attorney in Canada, and since 1994, has been a partner in the law firm of Maitland and Company, Vancouver, British Columbia. Mr. Lightfoot is a director of two companies publicly traded on the Canadian Venture Exchnage.

Wai Meng Yeap – Mr. Yeap has been a director of the Company since August 1999. From 1996 to present, Mr. Yeap has been finance manager of a real estate development company located in Selangor, Malaysia. Mr. Yeap graduated from the University of Kentucky in May 1996.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2001, 2000 and 1999, respectively, are set forth in the following table:

SUMMARY COMPENSATION

                        Annual Compensation     Long Term Compensation

                                                Awards     Payouts

Name and

Principal            Salary Bonus    Other    Restr. Options

Position        Year  ($)    ($)      ($)     Stock  SARS   LTIP  Other

Ngai Sou Chang  2001  -0-    -0-      -0-      -0-    -0-    -0-   -0-

Chairman        2000  -0-    -0-      -0-      -0-    -0-    -0-   -0-

                1999  -0-    -0-      -0-      -0-    -0-    -0-   -0-

Robert Wang     2001  -0-    -0-     -0-       -0-    -0-   -0-   -0-

President and   2000  -0-    -0-     -0-       -0-    -0-   -0-   -0-

Director        1999  -0-    -0-     -0-       -0-    -0-   -0-   -0-

The Company’s President is re-imbursed for travel expenses incurred from time to time in connection with the Company’s business. During 1999, Dennis Robinson and Jeffrey Lightfoot, each received 5,000 shares of common stock in 1999 as members of the board of directors. In 1999, Dennis Robinson was paid the sum of $1,500 for accounting services. No other compensation was paid to directors of the Company during 2001. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

Except as described herein, Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table.

In December 2000, the board of directors adopted, and in February 2001, a majority of shareholders approved, the Company’s 2000 Stock Option Plan (the "Plan"). The Plan is to be administered by the board of directors. The purpose of the Plan is to provide an incentive to existing and future contributors to the Company. The Plan allows the Company to grant options to purchase a maximum of 450,000 shares of common stock to key employees, officers, directors, and consultants and such other persons determined by the board of directors. No person will receive a grant under the Plan in excess of 5% of the Company’ issued and outstanding common stock. The exercise price of the options granted under the Plan will be established by the board of directors. Vesting of options also will be determined by the board of directors. As of December 31, 2001, no options have been granted under the terms of the Plan.

The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control, except that the Plan provides the board of directors, in its discretion, may accelerate vesting of all outstanding options.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of December 31, 2001, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title       Name and Address      Amount and nature       Percent

of Class    of Beneficial Owner   Beneficial Ownership    of Class

-------     ------------------    -------------------     --------

Common     Ngai Sou Chang(1)(6)         700,000            23.85%

Stock      12/28 Claude Street

           Chatswood, N.S.W. 2067

           Australia

Common     Robert Wang(2)(6)               -0-               0%

Stock      328-17 Fawcett Road

           Coquitlam, B.C. V3K 6V2

Common     Dennis Robinson(2)(6)            5,000          0.19%

Stock      328-17 Fawcett Road

           Coquitlam, B.C. V3K 6V2

Common     Jeffrey Lightfoot(2)(6)          5,000          0.19%

Stock      328-17 Fawcett Road

           Coquitlam, B.C. V3K 6V2

Common     Wai Meng Yeap(6)                   -0-            0%

Stock      No. 26 Jalan Pasar

           Bara 1 Off. Jalan Meru

           41050 Klang, Selangor

           Malaysia

Common     Kam Chong Yip(3)                723,362           24.44%

Stock      No. 26 Jalan Pasar

           Bara 1 Off. Jalan Meru

           41050 Klang, Selangor

           Malaysia

Common     Chin Yen Ong(4)                 145,151            5.46%

Stock      106 Taman Sri Selayang

           68100 Batu Caves, Selangor

           Malaysia

Common     David Pok Beng Kwong(5)       1,000,000           32.41%

Stock      No. 1, Jalan SS 3/46, Petaling Jaya

           Selangor Darul Ehsan,

           Malaysia

Common     Officers and                    710,000           24.19%

Stock      Directors, as

           a group (6 persons)(1)(6)

------------------------------------------------------------------

(1). Includes 350,000 common stock warrants held by Ms. Chang (see “Certain Relationships and Related Transactions”).

(2). Represents the address of the Company.

(3). Includes 375,000 common stock warrants held by Mr. Yip (see “Certain Relationships and Related Transactions”).

(4). Includes 72,500 common stock warrants held by Mr. Ong (see “Certain Relationships and Related Transactions”).

(5). Includes 500,000 common stock warrants held by Mr. Kwong (see “Certain Relationships and Related Transactions”).

(6). The amounts exclude stock options, if any, that may be granted to each such party under the Company’s 2000 Stock Option Plan (see “Item 10. Executive Compensation”).

Item 12. Certain Relationships and Related Transactions.

On June 10, 1999, the Company completed a private placement whereby it sold 350,000 shares of common stock and 350,000 common stock warrants to Ngai Sou Chang and received the sum of $700,000. The stock purchase warrants are exercisable at a price per share of $3.00 on or before July 1, 2002. Ms. Chang is the Chairman of the Company.

On August 3, 1999, the Company completed a private placement whereby it sold 375,000 shares of common stock and 375,000 common stock warrants to Kam Chong Yip, and received the sum of $750,000. The stock purchase warrants are exercisable at a price per share of $0.30 on or before August 12, 2002.

In connection with the two private placements, the Company paid a finder’s fee to an unaffiliated third party. The Company issued 35,000 common shares and 35,000 common stock warrants, and in a second increment issued 37,500 common shares and 37,500 common stock warrants to the third party, representing 10% of the common shares and common stock warrants subscribed in the two private placements. Each stock warrant increment is exercisable on the same dates and at the same prices as the principal transactions.

During 2001, the Company recorded a promotional charge of $65,605 for water product given to Avani O2. The Company’s Chairman is a director of Avani O2.

In June 2001, the Company received $500,771 in loan proceeds from five private lenders. During the 2001 period, $25,000 of a loan payable in favor of one lender, David Pok Beng Kwong, was converted to 500,000 shares of common stock and common stock warrants to purchase a total of 500,000 shares of common stock as follows; at $0.05 per share if on or before September 26, 2003, at $0.06 per share if on or before September 26, 2005; and at $0.07 per share if on or before September 26, 2003.

PART IV

Item 13. Exhibits and reports on Form 8-K.

(a) Exhibits

EXHIBIT INDEX

3.(i)     Articles of Incorporation, as amended of the Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

          Articles of Incorporation, as amended of Avani Marketing Corp. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

          Certificate of Incorporation and Name Change and Articles of Avani Water Corporation. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

          Articles of Marina Bottling Company Ltd. (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997).

          Articles of Incorporation of Avani Manufacturing (China) Inc. (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997).

         Certificate of Amendment to Articles of Incorporation of the Company dated April 3, 2001 (Incorporated by reference to the Company's Form 10-KSB filed on April 11, 2001).

         Certificate Of Change Of Common Stock Of Avani International Group, Inc. dated July 27, 2001 (Incorporated by reference to the Company's Form 8-K filed on July 31, 2001).

3.(ii)    By-Laws of the Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

          By-Laws of Avani Marketing Corp. (Incorporated by               reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

          By-Laws of Avani Manufacturing (China) Inc. (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)    Mortgage in favor of International Commercial Bank

of Cathay (Canada) dated May 2, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(ii)   Mortgage in favor of Riversedge Holding Corp. dated

May 2, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(iii)  Mortgage in favor of International Commercial Bank

of Cathay (Canada) dated July 26, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(iv)   Mortgage in favor of Riversedge Holding Corp. dated

July 26, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(v)    Mortgage in favor of International Commercial Bank

of Cathay (Canada) dated March 25, 1997. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(vi)   Mortgage in favor of Riversedge Holding Corp. dated

March 25, 1997. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(vii)  Agreement dated December 15, 1995 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(viii) Agreement dated December 18, 1995 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(ix) Agreement dated December 26, 1996 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(x) Distribution Agreement dated December 14, 1996 between the Company and Yueh Long Enterprise Co., LTD. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(xi) Distribution Agreement dated June 13, 1997 between the

Company and Beon Top Enterprises Ltd. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(xii)  Agreement dated April 29, 1997 by and between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(xiii) Joint Venture Agreement dated May 5, 1999 by and between the Avani International Group, Inc. and Multimega Technologies SDN. BHD. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xiv) Share Subscription Agreement dated and effective May 12, 19999 by and between Avani International Group, Inc. and Yip, Kam Chong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xv) Warrant Agreement dated and effective May 12, 19999 by and between Avani International Group, Inc. and Yip, Kam Chong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xvi) Share Subscription Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xvii) Warrant Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xviii) Finder's Fee Agreement dated  June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xix) Warrant Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xx) Joint Venture Agreement dated February 18, 2000 by and between the Company and Avani O2 Water Sdn. Bdh. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxi) Agreement dated January 4, 2000 by and between Avani International Marketing Corp. and Avani Water Corporation Sdn. Bdh. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxii) Financial Consulting Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxiii) Investor Relations Service Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxiv) Agreement dated January 4, 2000 by and between Avani Water Corporation and Prime Source International Consultants. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxv) Avani International Group, Inc. 2000 Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 11, 2001).

10(xxvi) Loan Agreement dated June 13, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2001).

10(xxvii) Promissory Note dated June 13, 2001 by Avani International Group, Inc in favor of David Pok Beng Kwong. Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2001).

10(xxvii) Loan Agreement, as revised, dated June 13, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc.

(Incorporated by reference to the Company's Form 8-K filed on October 11, 2001).

10(xxviii) Investment Agreement dated September 26, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc.

(Incorporated by reference to the Company's Form 8-K filed on October 11, 2001).

10(xxix) Finder’s Fee Agreement dated September 26, 2001 by and between Avani International Group, Inc and Tee Ah Siew. (Incorporated by reference to the Company's Form 8-K filed on October 25, 2001).

10(xxx) Amendment To Agreement Dated February 18, 2000, Made Between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) (Incorporated by reference to the Company's Form 10-QSB filed on November 11, 2001).

10(xxxi) Amendment To Agreement Dated February 18, 2000, made between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) (filed herewith).

10(xxxii) Consulating Agreement dated January 2, 2001 by and between Avani Oxygen Water Corporation, of suite 328, 17 Fawcett Road, Coquitlam, British Columbia V3K 6V2 Canada (the “Company”) and Chin Yen Ong, No. 106, Jalan 1, Taman Sri Selayang, 68100 Batu Caves, Selangor  Darul Ehsan, Malaysia (the “Consultant”).

21 (i)  Subsidiaries of Registrant.

(b). Reports on Form 8-K.

On July 31, 2001, the Company filed report on Form 8-K to report the reverse split of its common stock.

On October 25, 2001, the Company filed report on Form 8-K to report a change in control. The report was amended on October 25, 2001 under Form 8-K/A.

On November October 25, 2001, the Company filed report on Form 8-K to report a change in control.

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

Independent Auditors' Report of BDO Dunwoody LLP

dated February 8, 2002                                 F-1

-Consolidated Balance Sheets as of December 31, 2001

 and December 31, 2000.................................F-2

-Consolidated Statements of Operations for

Fiscal Years Ended December 31, 2001 and

December 31, 2000......................................F-3

-Consolidated Statements of Changes in Stockholder's Equity

For Years Ended December 31, 2001

and December 31, 2000..................................F-4

-Consolidated Statements of Cash Flows for

Fiscal Years Ended December 31, 2001 and

December 31, 2000......................................F-5

-Summary of Significant Accounting Polices             F-6

-Notes to Consolidated Financial Statements............F-11

#

Avani International Group Inc.

Consolidated Financial Statements

For the years ended December 31, 2001 and 2000

(Expressed in US Dollars)

#

Independent Auditors' Report

To the Stockholders and Directors of

Avani International Group Inc.

We have audited the accompanying Consolidated Balance Sheets of Avani International Group Inc. as of December 31, 2001 and 2000 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of  December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada

February 8, 2002

#

Avani International Group Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

December 31

2001

2000

Assets

Current

Cash

$

169,214

$

294,207

Receivables (net of allowance for doubtful

accounts of 2001 - $40,965; 2000 - $40,328)

45,598

126,824

Inventories (Note 2)

56,370

48,197

Prepaid expenses

5,064

12,800

276,246

482,028

Property, plant and equipment (Note 3)

1,572,417

1,853,085

Other

35,810

34,412

$

1,884,473

$

2,369,525

Liabilities and Stockholders' Equity

Liabilities

Current

Accounts payable

$

255,665

$

186,875

Accrued liabilities

39,967

29,191

Loans payable (Note 4)

290,026

-

Loan payable to related party (Note 4)

185,745

-

Bottle and cooler deposits

74,232

82,412

Current portion of long-term debt (Note 5)

319,212

425,251

1,164,847

723,729

Long-term debt (Note 5)

-

60,840

1,164,847

784,569

Stockholders' equity

Capital stock (Note 8)

Authorized

400,000,000

 common shares, par value $0.001

Issued

2,585,052

 (2000 - 2,040,326) common shares

2,585

2,040

Additional paid-in capital

6,567,132

6,540,550

Accumulated deficit

(5,611,526)

(4,764,985)

Accumulated other comprehensive loss

- foreign exchange translation

(238,565)

(192,649)

719,626

1,584,956

$

1,884,473

$

2,369,525

#

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

 Avani International Group Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

For the years ended December 31

2001

2000

Revenue

Bottled water and supply sales

$

370,243

$

492,501

Cooler and equipment sales

3,893

15,137

Cooler rentals

17,450

26,557

391,586

534,195

Cost of goods sold

Cost of goods sold (excluding depreciation)

256,019

297,587

Depreciation

154,786

104,387

410,805

401,974

Gross profit (deficiency)

(19,219)

132,221

Operating expenses

Marketing (Note 8(b)and note 9)

217,339

479,498

General and administrative

577,721

597,994

795,060

1,077,492

Loss from operations before other

(814,279)

(945,271)

Other

Interest on long-term debt

(39,588)

(43,897)

Interest income

7,326

29,044

Net loss for the year

$

(846,541)

$

(960,124)

Loss per share - Basic and diluted

$

(0.39)

$

(0.47)

Weighted average shares outstanding

2,168,595

2,039,476

#

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

 Avani International Group Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Expressed in US Dollars)

Accumulated

Additional

Other

Total

Common stock

Paid-In

Accumulated

Comprehensive

Stockholders'

Shares

Amount

Capital

Deficit

Loss

Equity

Balance, January 1, 2000	2,023,326	$ 2,023	$ 6,300,017	$ (3,804,861)	$ (161,157)	$ 2,336,022
Issuance of common stock for services (Note 8)	17,000	17	16,533	-	-	16,550
Stock option compensation (Note 8)	-	-	224,000	-	-	224,000
	2,040,326	2,040	6,540,550	(3,804,861)	(161,157)	2,576,572
Net loss for the year	-	-	-	(960,124)	-	(960,124)
Foreign currency translation adjustments	-	-	-	-	(31,492)	(31,492)
Total comprehensive loss	-	-	-	(960,124)	(31,492)	(991,616)
Balance, December 31, 2000	2,040,326	2,040	6,540,550	(4,764,985)	(192,649)	1,584,956

Issuance of common stock and warrants upon conversion of loan payable (Note 4)	500,000	500	24,161	-	-	24,661
Issuance of common stock and warrants for services (Note 4)	50,000	50	2,416	-	-	2,466
Cancellation of common stock (Note 8)	(5,274)	(5)	5	-	-	-
	2,585,052	2,585	6,567,132	(4,764,985)	(192,649)	1,612,083
Net loss	-	-	-	(846,541)	-	(846,541)
Foreign currency translation adjustments	-	-	-	-	(45,916)	(45,916)
Total comprehensive loss	-	-	-	(846,541)	(45,916)	(892,457)
Balance, December 31, 2001	2,585,052	$ 2,585	$ 6,567,132	$ (5,611,526)	$ (238,565)	$ 719,626

Avani International Group Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

For the years ended December 31

2001

2000

Cash provided by (used in)

Operating activities

Net loss for the year

$

(846,541)

$

(960,124)

Adjustments to reconcile net loss for the year

to net cash used in operating activities

Stock option compensation

-

224,000

Share purchase warrant compensation

966

-

Issuance of common stock for services

1,500

16,550

Depreciation

209,897

145,727

(Increase) decrease in assets

Receivables

81,226

(14,412)

Inventories

(8,173)

16,881

Prepaid expenses

7,736

74

Increase (decrease) in liabilities

Accounts payable

68,790

3,026

Accrued liabilities

10,776

-

Bottle and cooler deposits

(8,180)

(25,503)

(482,003)

(593,781)

Investing activities

Acquisition of property, plant and equipment

-

(16,792)

Other assets

(5,945)

(8,385)

(5,945)

(25,177)

Financing activities

Proceeds from loans payable

290,026

-

Proceeds from loan payable to related party

210,745

-

Payments on long-term debt

(166,879)

(55,369)

333,892

(55,369)

Decrease in cash during the year

(154,056)

(674,327)

Effect of exchange on cash

29,063

13,928

Cash, beginning of year

294,207

954,606

Cash, end of year

$

169,214

$

294,207

Supplemental Information:

Interest paid

$

32,476

$

34,158

The following transactions which did not result in cash flows have been excluded from financing activities:

Operating costs settled through the issuance of common shares and share purchase warrants (Note 4)

$

2,466

$

16,550

Loan payable settled through the issuance of common shares

 and share purchase warrants (Note 4)

24,161

-

Stock option compensation (Note 8)

-

224,000

#

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.

Summary of Significant Accounting Policies

(Expressed in US Dollars)

December 31, 2001 and 2000

Basis of Presentation

These consolidated financial statements are expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles.  Included in the financial statements are the accounts of the Company and its wholly-owned subsidiaries (Avani Oxygen Water Corporation, Avani International Marketing Corporation and Avani Marketing Corporation).

All significant intercompany transactions and balances have been eliminated on consolidation

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from these estimates.

Financial Instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, loans payable, bottle and cooler deposits and long-term debt.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of financial instruments, with the exception of long-term debt which are payable or receivable on a current basis, approximate their carrying values due to the immediate or short term maturity of these financial instruments.  The carrying amount for long term debt approximates fair value because, in general, terms are comparable to market.

Foreign Currency Translation

The parent company's functional currency is the United States dollar, however, the functional currency of the consolidated entity is the Canadian dollar as substantially all of the Company's operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission ("SEC").

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

#

Avani International Group Inc.

Summary of Significant Accounting Policies

(Expressed in US Dollars)

December 31, 2001 and 2000

Revenue Recognition

Revenue on sales of bottled water and sales of cooler and equipment is recognized when the products are delivered and title transfers to customers. Sales terms generally do not permit a right of return.  Revenue from leasing of water coolers and filters are accounted for as operating leases and, accordingly, rental income is reported over the terms of the leases.

Deposits received for bottles and coolers are accrued as liabilities until refunded upon return of bottles and coolers.

Freight charges billed to customers are included in Revenue while associated freight costs are included in Cost of Sales.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is recorded at half the annual rate in the year such assets are acquired and is not recorded in the year of disposition.  Depreciation is provided on a straight-line basis over the estimated useful life of the assets at the following annual rates:

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

Loss Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share".  Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss period, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  Basic and diluted loss per share are the same for the years presented.

#

Avani International Group Inc.

Summary of Significant Accounting Policies

(Expressed in US Dollars)

December 31, 2001 and 2000

Loss Per Share - Continued

For the years ended December 31, 2001 and 2000, common equivalent shares (relating to warrants outstanding at year end) totalling 1,347,500 (2000 - 797,500) were not included in the computation of loss per share because their effect was anti-dilutive.

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

Stock Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option grants to employees.  Under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.

Valuation of Long-lived

Assets

The Company evaluates the future recoverability of its property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of".  SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets or the business to which such assets relate.  No impairment was required to be recognized during the periods presented in these consolidated financial statements.

Advertising

The Company follows the provisions of Statement of Position 93-7 in accounting for costs of advertising.  Advertising costs are charged to expense as incurred.

#

Avani International Group Inc.

Summary of Significant Accounting Policies

(Expressed in US Dollars)

December 31, 2001 and 2000

New Accounting

Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging activities".  SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes.  Accordingly, the adoption of the new standards did not affect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

#

Avani International Group Inc.

Summary of Significant Accounting Policies

(Expressed in US Dollars)

December 31, 2001 and 2000

New Accounting

Pronouncements

- Continued

The Company's previous business combinations were accounted for using the purchase method.  The adoption of SFAS 141 and SFAS 142 is not expected to have a material effect on he Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.  The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Reclassification

Certain 2000 amounts have been reclassified to conform with the current year's presentation.

#

Avani International Group Inc.

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2001 and 2000

1.

Nature of Business and Ability to Continue as a Going Concern

Avani International Group Inc. (the "Company"), a Nevada corporation, incorporated on November 29, 1995, has constructed a bottling facility in Coquitlam, British Columbia and has been engaged in the business of developing, manufacturing and distributing an oxygen enriched, purified bottled water under the trade name "Avani Water" for domestic and export sales.

These accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses to date of $5,611,526 which includes an operating loss for the current year of $846,541 and has experienced a substantial increase in its working capital deficiency from December 31, 2000. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing long-term debt, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.

Inventories

2001

2000

Supplies

$

51,729

$

42,152

Finished goods

4,641

6,045

$

56,370

$

48,197

#

Avani International Group Inc.

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2001 and 2000

3.

Property, Plant and Equipment

    2001

2000

Land

 $   137,911

$

149,641

Coolers

     75,688

75,860

Plant equipment

    1,220,353

1,236,235

Office furniture and equipment

63,194

87,580

Building

812,906

859,951

Vehicle

20,485

20,485

2,330,537

    2,429,752

Accumulated depreciation

758,120

576,667

$

1,572,417

$

1,853,085

The Company entered into an agreement with a Malaysian company ("the Licensee") whereby the Company granted to the Licensee the first right of refusal of the exclusive worldwide (except Canada) rights and licenses to the Company's oxygen enrichment technology.  The Company also is allowing the Licensee the use of approximately $297,000 of bottling and processing equipment, located in Malaysia, required to produce the product.  In exchange, the Company will receive a 2% royalty on all revenue and 30% of the after tax profits generated by the contributed bottling line.  A significant shareholder of the Company is also a director of the Licensee.

4.

Loans Payable

In June 2001 the Company received proceeds on loans payable of $500,771 from five private lenders.  During the year, the Company settled $25,000 of the loans payable into 500,000 common shares (valued at $15,000 based upon the trading price of the common shares on the date the stock was issued) and 500,000 share purchase warrants (valued at $9,661 based on the Black-Scholes option pricing model).  The fair value of the warrants granted in 2001 was estimated at the date of grant using the following assumptions: a risk free interest rate of 3.96%, expected volatility of 100%, no dividend yield and a weighted average expected life of the warrants of five years.  A $339 gain was recorded upon conversion of the loan and is included in other income.

The remaining loans are unsecured, non-interest bearing and were due on December 31, 2001.  The loans may be repaid in cash or common stock at the Company's discretion.  If repaid in common stock, the conversion price will be the market price on the date of settlement.  In addition, the Company has agreed to pay a finder's fee to an unaffiliated third party equal to 10% of the equity received by the lenders upon conversion of the loan amounts.

During 2001, the Company agreed to pay a finder's fee to a third party equal to 10% of the equity received by the five private lenders upon settlement of the loans payable consisting of 50,000 common shares (valued at $1,500 based upon the trading price of the common shares on the date the stock was issued) and 50,000 share purchase warrants (valued at $966 based on the Black-Scholes option pricing model) as a finder's fee.

#

Avani International Group Inc.

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2001 and 2000

4.

Loans Payable - Continued

As at December 31, 2001, $475,771 of the loans payable remained outstanding.  Included in this amount at December 31, 2001 is $185,745 (2000 - $Nil) due to a significant shareholder.

5.

Long-term Debt

2001

2000

Mortgage payable due in monthly installments of $2,394 including interest at 8.45% per annum, due July 15, 2002, collateralized by land and building and a General Security Agreement.

$

175,086

$

285,893

Mortgage payable due in monthly  installments of $556 including interest at 8.45% per annum, due July 15, 2002 collateralized by land and building and a General Security Agreement.

40,673

62,444

Mortgage payable due in monthly installments of $556 including interest at 8.45% per annum, due July 15, 2002 collateralized by land and building and a General Security Agreement

40,673

62,515

Loan payable on demand. The loan is unsecured and bears simple interest at 8%, calculated annually.

              62,780

75,239

319,212

486,091

Less: current portion

319,212

425,251

$

-

$

60,840

Management expects to renew mortgages which are due in 2002, but has not yet entered into formal discussions with the mortgagee concerning a renewal.

6.

Income Taxes

The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

2001

2000

Net operating losses

$

2,378,000

$

2,200,000

Property, plant and equipment

109,000

95,000

Valuation allowance

(2,487,000)

(2,295,000)

Deferred tax assets (liability)

$

-

$

-

#

6.

Income Taxes - Continued

2001

2000

Provision (benefit) at

the federal US statutory rate of 34%

$

(288,000)

$

(326,000)

Foreign income taxes at other than

the federal US statutory rate

(22,000)

(277,000)

Effect of foreign exchange on valuation allowance

116,000

28,000

Non-deductible expenses

2,000

78,000

Increase in valuation allowance

192,000

497,000

$

-

$

-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,692,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2016.  At December 31, 2001, the Company had net operating loss carryforwards of approximately $4,040,000 for Canadian income tax purposes, which if not used will expire during the years 2002 through 2008.

7.

Lease Obligations

For the years ended December 31, 2001 and 2000 total rental expenses under leases amounted to $22,799 and $22,758, respectively.  At December 31, 2001, the Company was obligated under various noncancelable operating lease arrangements for vehicles as follows:

   Year ending

December 31

Amount

2002

$

15,306

2003

3,932

2004

2,061

$

21,299

#

Capital Stock

Transactions not disclosed elsewhere in these consolidated financial statements are summarized as follows:

a)

A summary of share purchase warrant transactions for the periods presented is as follows:

Exercise

Number

Price

Outstanding at January 1, 2001 and 2000

797,500

$3.00

Granted

550,000

$0.05

Outstanding at December 31, 2001

1,347,500

$0.05 - $3.00

The warrants were granted in the year upon conversion of a portion of the loan payable (Note 4).  The warrants are exercisable at any time within five years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006.

All of the share purchase warrants were exercisable on the grant date and remain outstanding at December 31, 2001.

b)

On March 22, 2000, the Company granted 320,000 stock options to a consultant as compensation for marketing services.  The options were non-forfeitable, fully exercisable on the date of grant with an exercise price of $2.00 per option with terms of 3 - 9 months.  The options expired between June 30, 2000 and December 31, 2000.

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model. The fair value of these options of $0.70 per option was estimated at the date of grant using the following assumptions: a risk free interest rate of 5.9%, expected volatility of 80%, no dividend yield and an expected life of the options of two months.  Compensation expense of $224,000 was recognized in the Statement of Operations in 2000 as marketing expense.

During 2001, no stock options were issued by the Company and no options are outstanding at December 31, 2001.

On December 29, 2000, the Company adopted its 2000 Stock Option Plan to offer an inducement to obtain services of key employees, officers, directors and consultants of the Company.  The plan was approved by a majority of shareholders on February 20, 2001.  The maximum number of shares issuable under the Plan shall not exceed 450,000.  Under the Plan, the Company's Board of Directors will administer the Plan and determine the exercise price and other terms.  Option terms, however, are not to exceed ten years from the date of grant.  As of December 31, 2001, no options have been granted under the Plan.                                                  F-15

8.

Capital Stock - Continued

c)

On February 20, 2001, a majority of stockholders approved an increase in the authorized capital stock of the Company to 100,000,000 shares of common stock.  On July 27, 2001,  the Company reduced its authorized and issued share capital on a 10 for 1 basis.  All references in these consolidated financial statements to the number of shares are stated on a post-consolidation basis.  Losses per share have also been restated retroactively to reflect this change.

On January 4, 2002, a majority of stockholders approved an increase in the authorized capital stock of the Company to 400,000,000 shares of common stock.

d)

During 2000, the Company entered into an agreement with a consultant whereby the consultant would provide marketing services for a term of one year in exchange for 17,000 shares of the Company's common stock.  Cost of the services totalled $16,550, based upon the trading price of the common stock on the date the common stock was issued.

a)

During 2001, the Company redeemed and cancelled 5,274 common shares for $Nil consideration.                                             F-16

9.

Related Party Transaction

Related party transaction not disclosed elsewhere is as follows:

a)

Included in marketing expense is $65,605 (2000 - $Nil) for promotional bottled water given to the Licensee in Malaysia (Note 3).  A significant shareholder of the Company is also a director of the Licensee.

This transaction was recorded at the exchange value representing amounts agreed upon by the related parties.

10.

Segment Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada, the United States, Australia and Asia.  The Company has determined that it operates in one reporting segment and, for the purposes of geographic reporting, attributes revenue based on its selling location in Canada.

The Company had export sales in the following countries, respectively: United States $6,718 (2000 - $42,302), Australia $Nil (2000 - $21,551), and various Asian countries $95,537 (2000 - $120,344).  Bottled water sales in Canada were $267,988 (2000 - $306,420).

During the year ended December 31, 2001, the Company purchased approximately $91,000 (2000 - $27,000) of its materials from one supplier.  At December 31, 2001, $Nil (2000 - $11,181) was due to that supplier.

During the year ended December 31, 2001, the Company sold $64,059 (2000 - $62,510) of its product to one customer in Japan.  At December 31, 2001, $Nil (2000 - $Nil) was due from that customer.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/ Robert Wang                             March 30, 2002

Robert Wang                                     Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                               March 30, 2002

Robert Wang

Director

/s/Dennis Robinson                           March 28, 2002

Dennis Robinson

Director

/s/Jeffrey Lightfoot                         March 28, 2002

Jeffrey Lightfoot

Director

EXHIBIT 10 (xxxi)

AMENDMENT TO JOINT VENTURE AGREEMENT DATED FEBRUARY 18, 2000, MADE BETWEEN AVANI O2 WATER SDN. BHD. (called AOW) AND AVANI INTERNATIONAL GROUP INC. (called AIG).

Reference is hereby made to that certain Amendment to Agreement dated February 18, 2000 by and between Avani O2 Water SDN BDH (“AOW”) and Avani International Group, Inc. (“AIG”) (the “Joint Venture Agreement”).

The parties hereto desire to amend, modify, and change the Joint Venture Agreement as follows:

1.

Clause 2.2 of Section 2 of the Joint Venture Agreement is changed as follows:

“AOW has the first refusal of the exclusive world wide rights and licenses except

              Canada; where AIG or its subsidiaries has the rights to manufacture and market its product worldwide.”

2.

In Clause of 2.4 of Section 2 of the Join Venture Agreement, the licensing fee will be cancelled and the term is amended as follows:

“In consideration of the grant of the Licenses, AOW hereby agrees to pay to AIG or its subsidiaries a 2% gross revenue royalty, established in the manner as set forth in paragraph 5.1 hereof.”

3.

In Clause 2.5 of Section 2, Clause 4.6 of the Section 4, and Clause 5.2 of the

             Section 5 of the Joint Venture Agreement are deleted in the entirety.

4.

In Section 3 of the Joint Venture Agreement,  the additional clauses are inserted as follows:

“3.h

Provision of Equipment

i)

AIG agrees to provide to AOW the following goods and services, at or to AOW’s designated Malaysian bottling facility;

•

The design and layout of the AOW bottling plant;

•

Provide the equipment as Exhibit A & B of the Joint Venture Agreement dated February 18, 2000 to AOW;

i)

In consideration of AIG providing the Equipment and services, AOW hereby agrees to pay AIG an amount equal to 30% AOW’s net profits in the manner as set forth in paragraph 6.1 hereof.”

ii)

The Equipment shall be and remain the sole property of AIG, and AIG hereby agrees AOW shall have the exclusive right to use the Equipment, for its intended purpose of producing Product.

“3i

AIG will help AOW to do the installation and commissioning, and AOW will be responsible for the cost of installation, commissioning and ordinary maintenance of the Equipment.  AOW is responsible to maintain the Equipment in good condition.”

1.

The Clause 4.5 of Section 4 of the Joint Venture Agreement is amended as follows:

“AOW will provide AIG with quarterly financial statements for quarter ending the last day of March, June and September within 15 days which should be based on US reconciliation GAAP.”

2.

In the Clause 4.9 of Section 4 of the Joint Venture Agreement, the  phrase

 “December of year 2000” is deleted in its entirety and replaced with “June 30,

 2002.”

3.

Section 6 is changed as follows:

 6.

Profit Sharing

1.1

In consideration of AIG contributing and incurring the costs of contributing the Equipment and ancillary installation services, AOW agrees to pay AIG an ongoing amount equal to 30% of the net profits realized by AOW from time to time, payable within 90 days of the end of each financial year.  For purposes hereof “net profits” will be net profits after tax calculated in accordance with US GAAP, as determined by an independent firm of auditors acceptable to both parties.

0.1

It is understood and agreed that AIG shall not be responsible for contributing any amount toward Equipment costs or any other costs of operations of AOW other than the Cost of Equipment of Exhibit A& B referred to in paragraph 3h above.  The responsibility for all other costs and for covering all loses will be that of AOW alone.

0.2

     The sharing is limited to the net profits derived by AOW from the one bottling line established by AOW and AIG using the Equipment contributed by AIG hereunder.  In contrast, and for certainty, the 2% gross revenue royalty applies to all revenues generated by AOW from the sale of all Products.

0.1

      In the event AOW wishes to establish additional bottling lines or facilities,

            AIG will have the first right to participate therein; on such terms and conditions as the parties may agree.”

The parties do hereby confirm that the amendments, modifications, and changes of this Amendment To Joint Venture Agreement are binding and in full force and effect and supercede all prior amendments to the Joint Venture Agreement among the parties, written or otherwise.

IN WITNESS WHEREOF, the parties have caused this Amendment to Joint Venture Agreement be effective as of January 15, 2002.

Signed, Sealed and Delivered by

AVANI INTERNATIONAL GROUP INC.

in the presence of:

AVANI INTERNATIONAL GROUP INC.

Per: /s/

Signed, Sealed and Delivered by

AVANI O2 WATER SDN. BHD.

in the presence of:

AVANI O2 WATER SDN. BHD.

Per: /s/

EXHIBIT 10 (xxxii)

CONSULTANT AGREEMENT

This Agreement is entered into this the 2nd day of January 2001, however, effective the 2nd day of January 2000(“Effective Date”) by and between AVANI OXYGEN WATER CORPORATION, of suite 328, 17 Fawcett Road, Coquitlam, British Columbia V3K 6V2 Canada (the “Company”) and Chin Yen Ong, No. 106, Jalan 1, Taman Sri Selayang, 68100 Batu Caves, Selangor  Darul Ehsan, Malaysia (the “Consultant”).

WHEREAS, The Company is engaged in the business of the manufacture and sale of supercharged oxygenated bottled water, and.

WHEREAS, Consultant has offered, in his capacity as a consultant, to provide certain services to the Company, and the Company has agreed to the same; and as such, the parties have agreed to enter into this Agreement to reflect such understanding,

NOW THEREFORE, in consideration of the mutual covenants and premises set forth herein, and for other good and valuable consideration (the receipt and sufficiency of which is hereby acknowledged) the parties hereto agree as follows:

ARTICLE I

APPOINTMENT AND AUTHORITY OF CONSULTANT

0.1

AUTHORITY OF CONSULTANT

The Consultant shall have no right or authority, express or implied, to commit or otherwise obligate the Company in any matter whatsoever except to the extent specifically provided herein or specifically authorized in writing by the Company.

0.2

CONSULTANT’S WARRANTIES

The Consultant represents and warrants that he will provide marketing services in Asia ; that he has the qualifications, experience and capabilities necessary to carry out the services to be performed hereunder; and that the services will be performed in a competent and efficient manner in accordance with the laws and regulations of the governing jurisdiction(s).

ARTICLE II

CONSULTANT’S AGREEMENTS

0.1

GENERAL

The Consultant will undertake activities to further and enhance the business of the Company; it being the intent of this Agreement that the Consultant will do all such things as my be necessary to assist the Company to market its products in Asian markets.

0.2

MARKETING ACTIVITIES

The services to be performed by Consultant under this Agreement is as follows:

(a)

identify the target market in Asia;

(b)

give advice with respect to the marketing affairs of the Company and the establishment of marketing objectives;

(c)

arrange and coordinate marketing activities;

(d)

prepare and submit to the Company a budget for the promotional activities of the Company;

(e)

coordinate an ongoing marketing program for the Company including preparation of advertising and promotional material used by the Company and the distribution of promotional information to third parties on an ongoing basis and apprising them of the Company’s development and progress;

(f)

assist the Company in obtaining, developing, and maintaining contacts with other persons or companies who might assist in developing and meeting marketing objectives;

(g)

do all such acts and things as may be required to foster, facilitate and enhance the sales for the Company in the targeted market;

(h)

negotiate, enter into and supervise the performance of contracts for, on behalf of, or in the name of the Company;

(i)

supervise the performance of contracts for, on behalf of, or in the name of the Company;

(j)

at the expense of the Company, but subject to the prior approval of the Company, hire and retain marketing professional or promotional agents for the Company, such personnel as the Consultant reasonably determines are required by the Company;

(k)

assist the Company in complying with all laws, ordinances, orders, rules, regulations and requirement, including those pertaining to the export of the Company’s product (the “Laws”) to the market of all local government and regulatory authorities;

(l)

give prompt notice to the Company of any violation or notice of alleged violation of any of the Laws and deliver to the Board copies of any such supporting papers received in connection with such notice.  It being understood that Consultant shall not bear responsibilities for failure of the Company to comply with the Laws unless the Consultant is grossly negligent or has committed a willful act or omission in the performance of its obligations under this Agreement;

(m)

handle enquiries, complaints and reasonable requests from the prospects and customers, in the event an expenditure of money is required, shall be at the Company’s expense;

(n)

notify the Company of any material enquiry, complaint or request made by the prospects or customers and deliver to the Company copies of any supporting papers received in connection with such enquiry, complaint and request; and

(o)

perform all other functions relating to promotion of the products as may be customary; in accordance with and as limited by this Agreement.

Notwithstanding anything contained herein to the contrary, in the performance of its activities under this Agreement as provided above, Consultant, without the prior written consent of the Company, shall not (i) enter into any agreement, written or otherwise, or (ii) incur any expenses or obligate the Company to incur any expenses, in one or more transactions; that exceed the sum of $3000 in the aggregate.

a.1

AUTHORITY OF CONSULTANT

The Company hereby authorizes the Consultant, subject to the other provisions of this Agreement, to do all acts and things as the Consultant may in its discretion deem necessary or desirable to enable the Consultant to carry out its duties hereunder.

a.2

LIMITATION OF CONSULTANT’S OBLIGATIONS

Notwithstanding anything in this Agreement, the Consultant shall not be required to expend his own money or to incur any liabilities, obligations, costs, dues or debts and all money required by the Consultant to carry out his duties under this Agreement shall be provided by the Company to the Consultant forthwith upon the Consultant’s request.

ARTICLE III

COMPANY’S AGREEMENTS

a.1

COMPENSATION OF CONSULTANT

(a)

As compensation for the marketing service rendered by the Consultant pursuant to this Agreement, the Company agrees to pay to the Consultant monthly, on or before the second day of each month (or the next following business day), commencing on the Effective Date, a consulting fee equal to ten thousand dollars (Canadian) ($10,000 CDN), provided that  such consulting fee may be renegotiated by the parties hereto at the expiry of two years of the term.

a.1

REIMBURSEMENT OF EXPENSES

The Company shall only be obligated to pay or reimburse the Consultant for the reasonable, normal and customary expenses of marketing the products as provided herein, provided that Consultant shall not incur monthly expenses in excess of $1000 (CDN) without the prior written approval of the Company. On receipt by the Company of the statement of expenses, the Company shall pay to the Consultant the sum set out therein on tenth business day following receipt.

a.2

ACCESS TO COMPANY INFORMATION

The Company shall make available to the Consultant such information and data and shall permit the Consultant  to have access to such documents or premises as are reasonable necessary to enable him to perform the services provided for under this Agreement.

ARTICLE IV

DURATION, TERMINATION AND DEFAULT

a.1

EFFECTIVE DATE

Subject to the earlier termination, this Agreement shall become effective as of the Effective Date and shall remain in force for a period of two years.  Thereafter this Agreement will continue on a monthly basis until terminated in accordance with paragraph 4.02.

a.2

TERMINATION

This Agreement (i) will terminated immediately upon the death or disability of Consultant or (ii) may be terminated by either party at any time without cause by giving the other party written notice of such termination at least 30 days prior to the termination date set forth in such written notice.

a.3

DUTIES UPON TERMINATION

Upon termination of this Agreement for any reason, the Consultant, within ten (10) days from the date of termination, shall deliver to the Company all documents, information,  and other items pertaining to the Company or this Agreement, including but not limited to all promotional materials, correspondence and contracts.

a.4

COMPENSATION OF CONSULTANT ON TERMINATION

Upon the termination of this Agreement, the Consultant shall be entitled to receive as his full and sole compensation in discharge of obligations of the Company to the Consultant under this Agreement (except as otherwise provided in Section 3.03), all sums due and payable under this Agreement to the date of termination and the Consultant shall have no right to receive any further payments.

ARTICLE V

CONFIDENTIALITY

a.1

OWNERSHIP OF WORK PRODUCT

All reports, documents, concepts, products and processes together with any marketing schemes, business or sales contracts, or any marketing opportunities prepared, produced, developed, or acquired, by or at the direction of the Consultant, directly or indirectly, in connection with or otherwise developed or first reduced to practice by the Consultant performing the services (collectively, the “Work Product”) shall belong exclusively to the Company which shall be entitled to all right, interest, profits or benefits in respect thereof.  No copies, summaries or other reproductions of any Work Product shall be made by the Consultant or any of its agents without the express permission of the Company.

a.2

CONFIDENTIALITY

The Consultant shall not disclose any information, documents, or Work Product which is developed by the Consultant or to which the Consultant may have access by virtue of its performance of the services to any person not expressly authorized by the Company for that purpose.  The Consultant shall comply, and shall cause its agents to comply, with such directions as the Company shall make to ensure the safeguarding or confidentiality of all such information, documents and Work Product.  The Company may require that any agent of the Consultant execute an agreement with Company regarding the confidentiality of all information, documents, and Work Product.

In addition, the Consultant covenants and agrees, that it will keep, hold, and maintain all information that it may receive in connection with the business and products of the Company and its parents and affiliates, confidential and will not reveal or otherwise disclose, at any time, through one or more intermediaries, agents or affiliates, such confidential information to any competitor of the Company, or its parents or affiliates, or any other person, firm, corporation, or other entity. Moreover, Consultant covenants and agrees that it will not use the confidential information for its own benefit except in fulfillment of this agreement. Consultant further covenants not to disclose to any third party any amount of sales affected under this agreement. Consultant agrees that all materials and furnished by the Company, or its parent or affiliates to the Consultant in the performance of its services or otherwise obtained by the Consultant in the performance of its services, are property of the Company and upon termination of this agreement, Consultant will deliver to the Company all such materials in possession.

a.3

RESTRICTIVE COVENANTS

During the term of this Agreement, the Consultant shall devote his sole time, attention, and abilities to the business of the Company and, where directed by the Directors, to the business of companies associated with the Company as is reasonably necessary for the proper exercise of its duties.

ARTICLE VI

MISCELLANEOUS

a.1

GOVERNING LAW

The Agreement shall be governed by the laws of the Province of  British Columbia, and subject to Section 6.01, and the venue for any dispute under the terms of this Agreement shall be the courts of the Province of British Columbia.

a.2

ASSIGNMENT

Consultant may not assign, transfer, or convey his rights or responsibilities under this agreement. This Agreement shall inure to the benefit of the successors, transferees, and assigns of the Company and to the heirs and legal representatives of Consultant.

a.3

FURTHER ASSURANCES

The parties will execute and deliver all such further documents and instruments and do all such further acts and things as may be required to carry out the full intent and meaning of this Agreement and to effect the transactions contemplated hereby.

a.4

COUNTERPARTS

This Agreement may be executed in several counterparts, each of which will be deemed to be an original and all of which will together constitute one and the same instrument.

IN WITNESS WHEREOF the parties have duly executed this Agreement as of the day and year first above written.

Chin Yen Ong

/s/ Chin Yen Ong

_____________________________

_______________________

Date

Date

Avani Oxygen Water Corporation

  _____________________________

______________________

By Its Authorized Signatory

Witness

_____________________________

_______________________

Date

Date

EXHIBIT 21 (i)

SUBSIDIARIES

Wholly Owned

Avani Oxygen Water Company

Avani Marketing Company

Avani International Marketing Corp