Form 10QSB
period 2002-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2002-05-15
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2002

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

$.001 par value, as of March 31, 2002 was 2,585,052.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                   Page No.

       -Consolidated Condensed Balance Sheet as of

        March 31, 2002 (unaudited) and December 31, 2001 (audited).  3

       -Consolidated Interim Statement of Operations for the

        Three Months Ended March 31, 2002 and 2001 (unaudited).      4

       -Consolidated Interim Statement of Changes in Stockholders

        Equity for the Three Months Ended

        March 31, 2002 (unaudited).                                  6

       -Consolidated Interim Statement of Cash Flows

        for the Three Months Ended March 31, 2002

        and 2001 (unaudited).                                         7

       -Notes to Consolidated Interim Financial Statements.           8

Item 2. Management's Discussion and Analysis.                        10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                           11

Item 2. Changes in Securities.                                       11

Item 3. Defaults upon Senior Securities.                             11

Item 4. Submission of Matters to Vote of Securityholders.            11

Item 5. Other Information.                                           11

Item 6. Exhibits and Reports on Form 8-K.                            12

Signatures                                                           12

Avani International Group Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

March 31

December 31

2002

2001

(Unaudited)

Assets

Current

Cash

$

54,331

$

169,214

Receivables (net of allowance for doubtful

    accounts of 2002 - $40,931; 2001 - $40,965)

74,847

45,598

Inventories

30,382

56,370

Prepaid expenses

4,417

5,064

163,977

276,246

Property, plant and equipment

1,521,545

1,572,417

Other

36,081

35,810

$

1,721,603

$

1,884,473

Liabilities and Stockholders' Equity

Liabilities

Current

Accounts payable

$

250,100

$

255,665

Accrued liabilities

18,137

39,967

Loans payable (Note 4)

290,026

          290,026

Loan payable to related party (Note 4)

185,745

185,745

Bottle and cooler deposits

73,580

74,232

Debt payable

331,039

319,212

1,148,627

1,164,847

Stockholders' equity

Capital stock (Note 2)

Authorized

400,000,000

 common shares, par value $0.001

Issued

2,585,052

 (2001 – 2,585,052) common shares

2,585

2,585

Additional paid-in capital

6,567,132

6,567,132

Accumulated deficit

(5,754,270)

(5,611,526)

Accumulated other comprehensive loss

- foreign exchange translation

(242,471)

(238,565)

572,976

719,626

$

1,721,603

$

1,884,473

The accompanying notes are an integral part of these consolidated interim financial statements.

 Avani International Group Inc.

Consolidated Interim Statements of Operations

(Expressed in US Dollars)

(Unaudited)

For the three months ended March 31

2002

2001

Revenue
Bottled water and supply sales	$ 114,654	$ 179,893
Cooler and equipment sales	891	3,479
Cooler rentals	4,998	5,227
	120,543	188,599

Cost of goods sold
Cost of goods sold (excluding depreciation)	63,118	109,554
Depreciation	30,514	30,324
	93,632	139,878

Gross profit	26,911	48,721

Operating expenses
Marketing	15,475	8,200
General and administrative	161,229	187,664
	176,704	195,864
Loss from operations	(149,793)	(147,143)

Other
Interest on debt payable	(5,311)	(8,016)
Interest income	82	2,195
Consulting income	12,278	-
Net loss for the period	$ (142,744)	$ (152,964)
Loss per share - basic and diluted	$ (0.06)	$ (0.07)
Weighted average shares outstanding	2,585,052	2,040,326

The accompanying notes are an integral part of these consolidated interim financial statements.

 Avani International Group Inc.

Consolidated Interim Statements of Changes in Stockholders' Equity

(Expressed in US Dollars)

(Unaudited)

Accumulated

Additional

Other

Total

Common stock

Paid-In

Accumulated

Comprehensive

Stockholders'

Shares

Amount

Capital

Deficit

Loss

Equity

Balance, January 1, 2001	2,040,326	$ 2,040	$ 6,540,550	$ (4,764,985)	$ (192,649)	$ 1,584,956

Issuance of common stock and warrants upon conversion of loan payable	500,000	500	24,161	-	-	24,661
Issuance of common stock and warrants for services	50,000	50	2,416	-	-	2,466
Cancellation of common stock	(5,274)	(5)	5	-	-	-
	2,585,052	2,585	6,567,132	(4,764,985)	(192,649)	1,612,083
Net loss for the year	-	-	-	(846,541)	-	(846,541)
Foreign currency translation adjustments	-	-	-	-	(45,916)	(45,916)
Total comprehensive loss	-	-	-	(846,541)	(45,916)	(892,457)
Balance, December 31, 2001	2,585,052	2,585	6,567,132	(5,611,526)	(238,565)	719,626
Net loss for the period	-	-	-	(142,744)	-	(142,744)
Foreign currency translation adjustments	-	-	-	-	(3,906)	(3,906)
Total comprehensive loss	-		-	(142,744)	(3,906)	(146,650)
Balance, March 31, 2002	2,585,052	$ 2,585	$ 6,567,132	$ (5,754,270)	$ (242,471)	$ 572,976

Avani International Group Inc.

Consolidated Interim Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

 For the three months ended March 31

2002

2001

Cash provided by (used in)

Operating activities

Net loss for the period

$

(142,744)

$

(152,964)

Adjustments to reconcile net loss for the period

to net cash used in operating activities

Depreciation

50,872

33,367

(Increase) decrease in assets

Receivables

(29,249)

(107,862)

Inventories

25,988

(9,174)

Prepaid expenses

647

9,393

Increase (decrease) in liabilities

Accounts payable

(5,565)

62,569

Accrued liabilities

(21,830)

4,601

Bottle and cooler deposits

(652)

(6,753)

(122,533)

(166,823)

Investing activity

Acquisition of other assets

-

(2,154)

Financing activity

Payments on debt payable

(2,051)

(1,932)

Decrease in cash during the period

(124,584)

(170,909)

Effect of foreign exchange on cash

9,701

10,596

Cash, beginning of period

169,214

294,207

Cash, end of period

$

54,331

$

133,894

Supplemental Information:

Interest paid

$

5,311

$

8,016

The accompanying notes are an integral part of these consolidated interim financial statements.

Notes to the Consolidated Interim Financial Statements

(Expressed in US Dollars)

(Unaudited)

March 31, 2002 and 2001

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2002 of $5,754,270, which includes an operating loss for the current period of $142,744.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders (Note 4), obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Notes to the Consolidated Interim Financial Statements

(Expressed in US Dollars)

(Unaudited)

March 31, 2002 and 2001

2.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

·

At March 31, 2002 and December 31, 2001, the Company had 1,347,500 fully exercisable share purchase warrants outstanding.  Of this amount, 385,000 warrants are exercisable at a price per share of $3.00 on or before July 1, 2002.  Another 412,500 warrants are exercisable at a price per share of $3.00 on or before August 12, 2002.  The 550,000 warrants granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006.

3.

Major Customer and Supplier

During the three months ended March 31, 2002, sales to a customer in Malaysia totalled $49,924.  For the three months ended March 31, 2001 sales to the same customer totalled $80,158.  At March 31, 2002 and December 31, 2001, there was $49,924 and $Nil amounts due from this customer in receivables.

During the three months ended March 31, 2002 and 2001, the Company purchased approximately 70% and 49% of its materials from one supplier.  At March 31, 2002 and December 31, 2001, there were $4,930 and $27,078 amounts due to that supplier in accounts payable.

1.

Loans Payable

As of March 31, 2002 and December 31, 2001, the Company had outstanding loans payable of $475,771 with a number of lenders.  On April 2, 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding.  In exchange, the Company made an assignment of a fully reserved account receivable in the amount of $200,944 to certain of these lenders.  The account receivable assignment was in complete satisfaction of amounts owing to these lenders.  The account receivable assigned is due from Avani O2 Water Sdn Bdh., a Malaysian company (“Avani O2”) and relates to the shipment of water products to Avani O2 by the Company.  In addition, the Company and Avani O2 have entered into an agreement relating to the manufacture and sale of the Company’s oxygen enriched water product from a facility to be constructed in Malaysia.  In connection with the agreement, the Company is entitled to receive 30% of the after tax profits (“Net Profits Interest”) generated by the bottling equipment contributed by the Company under the terms of the agreement.  In addition to the assignment of the account receivable, the Company also assigned its Net Profits Interest to two of the lenders.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans, $274,829.

Item 2. Management's Discussion and Analysis.

The  following discusses the financial results and position  of the consolidated accounts  of  the  Company  and  its  wholly owned subsidiaries for the  periods indicated.

Results of Operations

Three Months Ended March 31, 2002 compared with Three Months Ended March 31, 2001.

Revenues for the three months ended March 31, 2002 were $120,543 representing a decrease of 36.1% from revenues of $188,599 for the same period in 2001. The decrease reflects overall reductions in water sales, both domestic and international, cooler equipment rentals, and cooler sales, the greatest impact of which was international sales. The decrease in domestic water sales and local cooler sales and rentals reflects the lack of commissioned sales representatives which use was suspended during 2001, and a reduction in the unit charge for the five gallon bottles sold locally. The decrease internationally reflects a reduction of sales to a Malaysian distributor and a Japanese distributor. Revenues for the three month period in 2002 consisted of $114,654 in water and supply sales (a decrease of 36.3% from $179,893 for the prior period), $891 in cooler and equipment sales (a decrease of 74.4% from $3,479 for the prior period) and $4,998 in cooler rentals (a decrease of 4.4% from $5,227 for the prior period).  Of the total revenue for the three month period in 2002, $49,924 (or 41% of total sales) represented sales to a Malaysian distributor.  During the 2001 period, the Company had sales to the same distributor in the amount of $80,158. Interest income for the 2002 period was $82 contrasted with $2,195 for the prior period. The decrease is due to the reduction in available cash which has been used to fund the operations of the Company since the 2001 period. During the three month period in 2002, the Company received consulting income of $12,278 in connection with its Malaysian venture. No consulting income was recorded in the comparable period last year.

Cost of goods sold which includes depreciation for the three month period in 2002 totaled $93,632 representing a 33.1% decrease from $139,878 for the same period in 2001. Cost of goods sold as a percentage of sales was 77.7% for the 2002 period representing an increase of 3.5% from 74.2% for the prior period. The increase reflects the percentage impact of reduced revenues on fixed depreciation costs. Cost of goods sold for the three month period in 2002 consisted of $63,118 in bottled water, supplies, coolers, and related equipment, and delivery costs (a decrease of 42.4% from $109,554 for the prior period) and $30,514 in depreciation (a slight increase from $30,324 for the prior  period). The decrease in costs of goods sold is due to reduced materials, labor, delivery, and production costs attributable to the lower sales for the period. Gross profit for the three month period in 2002 was $26,911, compared with $48,721 for the same period in 2001. The decrease in gross profits reflects the decrease in sales coupled with rather fixed depreciation costs, both of which are discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the three month period in 2002 totaled $176,704, a decrease of 9.8% from $195,864 for the same period in 2001. General and administrative costs were $161,229 in 2002, a 14.1% decrease from $187,664 in the prior period. The decrease is a result of lower salaries and benefits attributable to staff reductions and reductions of other general and administrative charges. Marketing expenses totaled $15,475 for the three month period in 2002 representing an increase of 88.7% from $8,200 for the prior  period. The increase is due to increased consulting fees. Interest on long term debt which includes mortgage interest totaled $5,311, a decrease of 33.7%, from $8,016 for the prior period. Net loss for the three month period in 2002 was $142,744 compared with a net loss of $152,964 for the prior period.  The decrease in net loss is a result of the reasons discussed above

Liquidity and Capital Resources

Since its inception, the Company  has financed its operations  through loans and the private  placement of its common stock. During 1999, the  Company  raised approximately $1,450,000 net of offering  costs  from the private  placement of its common stock. During 2000, the Company issued 17,000 shares of common stock in exchange for services valued at $16,550. In June 2001, the Company received working capital loans from five private lenders in the amount of $500,771. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. As reported on the Company’s Form 8-K filed on April 29, 2002, the balance of the loans payable were cancelled in exchange for an assignment of an accounts receivable and an assignment of an interest in a Malaysian bottling venture.

As of March 31, 2002, the Company had a working capital deficiency in the amount of $984,650. Working capital deficiency as of December 31, 2001 was $888,601. The increase in working capital deficiency is a result of the loss experienced during the first quarter of 2002.

Property, plant and equipment, net of accumulated depreciation, totaled $1,521,545 on March 31, 2002. Property, plant and equipment, net of accumulated depreciation, totaled $1,572,417 on December 31, 2001. The reduction is due to amortization that occurred during the period.

The Company continues to experience significant losses from operations and is uncertain as to when it will achieve profitable operations. The Company has an immediate need for capital, as it will not be able to fund its ongoing operations with its existing capital. The Company presently is seeking to raise additional capital, however, as of the date of this filing, it has been unsuccessful. If the Company is not successful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Consequently, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2001, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the  Company's  Annual  Report on Form 10-KSB for the period ending December 31, 2001).

expects to achieve profitable operations in the forth quarter of 1997. This expectation is premised upon the projected revenues to be derived from Taiwan and other markets. No assurances can be given that the Company will achieve profitability during the period projected. In the event the Company is unable to achieve profitability in the near term, the Company may be required to seek additional debt or equity capital to fund any operating deficits. No assurances can be given that additional capital will be available to the Company.

Forward Looking Statements.  Certain  of  the  statements  contained  in this Quarterly Report on Form 10-QSB includes "forward looking statements"  within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act").  Readers  are urged to refer to the section entitled "Cautionary Statements  in the  Company's  Form 10-KSB  for  the period ended December 31, 2001  and elsewhere therein for  a broader  discussion of such risks and uncertainties. These risks include the lack of profitable operations, limited distribution channels, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b) Reports on Form 8-K.

On April 29, 2002 the Company filed a report on Form 8-K disclosing events under Item 5. Other Events.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 14, 2002          /s/Robert Wang

                               Robert Wang

                               President and

                               Principal Accounting Officer