Form 10QSB
period 2002-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2002-08-16
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 000-23319

                        AVANI INTERNATIONAL GROUP INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its charter)

Nevada                                                         88-0367866
----------                                                     ----------
(State of                                                      (I.R.S. Employer
Incorporation)                                                 I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)                 V3K 6V2
----------------------------------------------                 --------
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

                                    Common Stock
                                    -----------
                                  (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes: X No:
(2). Yes: X No:

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of June 30, 2002 was 5,362,571.

Transitional Small Business Issuer Format (Check One):
Yes:   No: X

PART I - FINANCIAL INFORMATION
INDEX

Item 1. Financial Statements.                                           Page No.
        -Consolidated Balance Sheet as of
         June 30, 2002 (unaudited) and December 31, 2001 (audited).            3
        -Consolidated Interim Statement of Operations for the
         Six Months Ended June 30, 2002 and 2001 (unaudited).                  4
        -Consolidated Interim Statement of Changes in Stockholders
         Equity for the Six Months Ended June 30, 2002 (unaudited).            5
        -Consolidated Interim Statement of Cash Flows
         for the Six Months Ended June 30, 2002 and 2001 (unaudited).          6
        -Notes to Consolidated Interim Financial Statements.                   8
Item 2.  Management's Discussion and Analysis.                                10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.                                                   12
Item 2.  Changes in Securities.                                               12
Item 3.  Defaults upon Senior Securities.                                     12
Item 4.  Submission of Matters to Vote of Securityholders.                    12
Item 5.  Other Information.                                                   12
Item 6.  Exhibits and Reports on Form 8-K.                                    12
Signatures                                                                    12

================================================================================

                                                  Avani International Group Inc.
                                                     Consolidated Balance Sheets
                                                       (Expressed in US dollars)


                                                           June 30   December 31
                                                              2002          2001
                                                            Assets   (Unaudited)
--------------------------------------------------------------------------------
Current
   Cash                                              $     29,416  $    169,214
   Accounts receivable (net of allowance for
     doubtful accounts of 2002 - $43,747;
     2001 - $40,965)                                       77,841        45,598
   Inventories                                             30,562        56,370
   Prepaid expenses                                         6,258         5,064
                                                          144,077       276,246
                                                     --------------------------
   Property, plant and equipment                        1,558,362     1,572,417
   Other                                                   37,448        35,810
                                                     $  1,739,887  $  1,884,473
===============================================================================


Liabilities and Stockholders' Equity

Liabilities
Current
   Accounts payable                                  $    250,140  $    255,665
   Accrued liabilities                                     55,263        39,967
   Loans payable (Note 4)                                    -          290,026
   Loans payable to related party (Note 4)                   -          185,745
   Bottle and cooler deposits                              76,615        74,232
   Debt payable                                           346,688       319,212
                                                     --------------------------
                                                          728,706     1,164,847
Obligations payable (Note 4)                              285,745          -
Total liabilities                                       1,014,451     1,164,847
Stockholders' Equity
   Capital stock (Note 2)
     Authorized
        400,000,000 common shares, par value of $0.001
     Issued
        5,362,571 (2001 - 2,585,052) common shares          5,363         2,585
   Additional paid-in capital                           6,640,104     6,567,132
   Accumulated deficit                                 (5,694,472)   (5,611,526)
   Accumulated other comprehensive loss -
    foreign exchange translation                         (225,559)     (238,565)
                                                     --------------------------
                                                          725,436       719,626
                                                     --------------------------
                                                     $  1,739,887  $  1,884,473
================================================================================



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

================================================================================

                                                  Avani International Group Inc.
                                   Consolidated Interim Statements of Operations
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

                                               Three months ended                     Six months ended
                                                    June 30                              June 30
                                         ------------------------------   ------------------------------
                                               2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------
Revenue
   Bottled water and supply sales        $     81,593   $    220,967   $    196,247   $    400,860
   Cooler and equipment sales                    (463)         2,535            428          6,014
   Cooler rentals                               4,786          6,024          9,784         11,251
                                         ---------------------------------------------------------
                                               85,916        229,526        206,459        418,125
                                         ---------------------------------------------------------
Cost of sales
   Cost of goods sold (excluding
     Depreciation)                             44,639        117,714        107,757        227,268
     Depreciation                              30,514         30,417         61,028         60,741
                                         ---------------------------------------------------------
                                               75,153        148,131        168,785        288,009
                                         ---------------------------------------------------------
Gross profit                                   10,763         81,395         37,674        130,116
                                         ---------------------------------------------------------
Operating expenses
   Marketing (Note 4)                           8,550         18,470         24,025         26,670
   General and administration                 135,178        297,218        296,407        484,882
                                         ---------------------------------------------------------
                                              143,728        315,688        320,432        511,552
                                         ---------------------------------------------------------
Loss from operations                         (132,965)      (234,293)      (282,758)      (381,436)
Other
   Interest on debt payable                    (5,419)        (8,175)       (10,730)       (16,191)
   Interest income                              8,182          1,987          8,264          4,182
   Consulting income                             -              -            12,278           -
   Gain on settlement of debt (Note 4)        190,000           -           190,000           -
                                         ---------------------------------------------------------
Net income (loss) for the period         $     59,798   $   (240,481)  $    (82,946)  $   (393,445)
==================================================================================================

Earnings (loss) per share
   - basic                               $       0.02   $      (0.12)  $      (0.03)  $      (0.19)
   - diluted                             $       0.02   $      (0.12)  $      (0.03)  $      (0.19)
==================================================================================================

Weighted average shares
   outstanding                              3,103,929      2,039,651      2,845,924      2,039,987
==================================================================================================

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

                                                                                                        Accumulated
                                                                        Additional                            Other           Total
                                                 Common Shares             Paid-in       Accumulated   Comprehensive  Stockholders'
                                            Shares           Amount        Capital           Deficit            Loss         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                 2,040,326      $    2,040    $  6,540,550    $ (4,764,985)   $   (192,649)   $  1,584,956
Cancellation of common stock                (5,274)             (5)              5            -               -               -

Issuance of common stock and warrants
  upon conversion of loan payable          500,000             500          24,161            -               -             24,661

Issuance of common stock and warrants
  for services                              50,000              50           2,416            -               -              2,466
                                         -----------------------------------------------------------------------------------------
                                         2,585,052           2,585       6,567,132      (4,764,985)       (192,649)      1,612,083
                                         -----------------------------------------------------------------------------------------

Net loss for the year                         -               -               -           (846,541)           -           (846,541)

Foreign currency translation adjustment       -               -               -               -            (45,916)        (45,916)
                                         -----------------------------------------------------------------------------------------
Total comprehensive loss                      -               -               -           (846,541)        (45,916)       (892,457)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 2001               2,585,052           2,585       6,567,132      (5,611,526)       (238,565)        719,626

Issuance of common stock and
  warrants for cash (Note 2)             2,525,017           2,525          73,225            -               -             75,750

Issuance of common stock and
  warrants for services (Note 2)           252,502             253          31,537            -               -             31,790

Costs of raising capital                      -               -            (31,790)           -               -            (31,790)
                                         -----------------------------------------------------------------------------------------
                                         5,362,571           5,363       6,640,104      (5,611,526)        238,565         795,376
                                         -----------------------------------------------------------------------------------------
Net loss for the period                       -               -               -            (82,946)           -            (82,946)

Foreign exchange translation adjustment       -               -               -               -             13,006          13,006
                                         -----------------------------------------------------------------------------------------
Total comprehensive loss                      -               -               -            (82,946)         13,006         (69,940)
                                         -----------------------------------------------------------------------------------------
Balance, June 30, 2002                   5,362,571      $    5,363    $  6,640,104    $ (5,694,472)   $   (225,559)   $    725,436
==================================================================================================================================

   The accompanying notes are an integral part of these consolidated interim financial statements.

================================================================================
                                                  Avani International Group Inc.
                                   Consolidated Interim Statements of Cash Flows
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

For the six months ended June 30                              2002          2001
--------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
   Net loss for the period                           $    (82,946) $   (393,445)
   Adjustments to reconcile net loss for the
    period to net cash used in operating
    activities
     Settlement of debt through the assignment
      of receivables                                     (190,000)         -
     Depreciation                                          92,209        67,530
   (Increase) decrease in assets
     Accounts receivable                                  (32,243)      (62,806)
     Inventories                                           25,808       (21,757)
     Prepaid expenses                                      (1,194)        9,964
   Increase (decrease) in liabilities
     Accounts payable                                      (5,525)         -
     Accrued liabilities                                   15,296        27,467
     Bottle and cooler deposits                             2,383        (4,971)
                                                     --------------------------
                                                         (176,212)     (378,018)
                                                     --------------------------

Investing activity
   Acquisition of other assets                             (1,638)       (4,101)
   Acquisition of capital assets                          (37,128)         -
                                                     --------------------------
                                                          (38,766)       (4,101)
                                                     --------------------------
Financing activities
   Proceeds from loan payable                                -          500,745
   Issuance of common shares                               75,750          -
   Payments on long-term debt                              (2,742)       (3,937)
                                                     --------------------------
                                                           73,008       496,808
                                                     --------------------------

Increase (decrease) in cash during the period            (141,970)      114,689

Effect of foreign exchange on cash                          2,172         5,156

Cash, beginning of period                                 169,214       294,207
                                                     --------------------------

Cash, end of period                                  $     29,416  $    414,052
===============================================================================
Supplemental Information:
   Interest paid                                     $     10,730  $     16,191
===============================================================================
The following transactions which did not result in cash
Flows have been excluded from financing activities:

   Operating costs settled through the issuance of
     shares and warrants                             $     31,790  $       -
   Settlement of debt through the assignment of
     receivables (Note 4)                            $    190,000  $       -
   Settlement of debt through the assignment of
     net profits interest (Note 4)                   $    285,745  $       -
===============================================================================


   The accompanying notes are an integral part of these consolidated interim financial statements.

================================================================================
                                                  Avani International Group Inc.
                          Notes to the Consolidated Interim Financial Statements
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

June 30, 2002 and 2001
--------------------------------------------------------------------------------

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

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to June 30, 2002 of $5,694,472. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

================================================================================
                                                  Avani International Group Inc.
                          Notes to the Consolidated Interim Financial Statements
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

June 30, 2002 and 2001
--------------------------------------------------------------------------------

2.   Capital Stock

     Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

     a) During the period ended June 30, 2002, the Company issued 2,777,519 common shares (each with 3 share purchase warrants attached) to two private investors and a third party for finder's fees. The Company agreed to pay a finder's fee to a third party equal to 10% of the equity received by the private investors noted above. The finder's fee consists of 252,502 common shares (valued at $7,576 based upon the trading price of the common shares on the date the stock was issued) and 757,506 warrants (valued at $24,214 based on the Black-Scholes option pricing model, using the following assumptions
                     Dividend yield              Nil
                     Risk-free interest rate     4.50%
                     Expected volatility         100%
                     Expected lives              5 years

     b) In connection with the above share issuance, the Company issued 8,332,557 fully exercisable share purchase warrants. These warrants are exercisable at a price of $0.03 on or before May 13, 2004, $0.05 on or before May 13, 2006 and $0.07 on or before May 13, 2007.

     c) In addition to the above-mentioned warrants, at June 30, 2002 and December 31, 2001, the Company had 1,347,500 fully exercisable share purchase warrants outstanding. Of this amount, 385,000 warrants were exercisable at a price per share of $3.00 on or before July 1, 2002 (expired). Another 412,500 warrants are exercisable at a price per share of $3.00 on or before August 12, 2002. 550,000 warrants granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006.

--------------------------------------------------------------------------------
3.   Major Customer and Supplier

     During the six months ended June 30, 2002, sales to a customer in Malaysia totalled $53,062 (2001 - $215,715). At June 30, 2002 and December 31, 2001,
     there were $53,062 and $Nil amounts due from this customer in trade accounts receivable.

     During the six months ended June 30, 2002 and 2001, the Company purchased approximately 59% and 49% of its materials from one supplier. At June 30, 2002 and December 31, 2001, there were $1,718 and $27,078 amounts due to that supplier.

================================================================================
                                                  Avani International Group Inc.
                          Notes to the Consolidated Interim Financial Statements
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

June 30, 2002 and 2001
--------------------------------------------------------------------------------

4.   Loans Payable

     As of December 31, 2001, the Company had outstanding loans payable of $475,771 with a number of lenders. On April 2, 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, the Company made an assignment of a fully reserved account receivable in the amount of $200,944 to certain of these lenders. The account receivable assignment was in complete satisfaction of amounts owing to these lenders. The account receivable assigned is due from Avani O2 Water Sdn Bdh., a Malaysian company ("Avani O2") and relates to the shipment of water products to Avani O2 by the Company. The recovery related to $190,000 of these receivables has been recorded as a gain on settlement of debt. In connection with the agreement, the Company is entitled to receive 30% of the after tax profits ("Net Profits Interest") generated by the bottling equipment contributed by the Company under the terms of the agreement. In addition to the assignment of the account receivable, the Company also assigned its Net Profits Interest to two of the lenders. The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans, $274,827. The Company has classified amounts related to these assignments of net profits interests as obligations payable and will record reductions in this account as net profits interests are received by the lenders.

--------------------------------------------------------------------------------

5.   Related Party Transactions

     Included in accounts payable is $141,802 (2001 - $164,556) owed to a significant shareholder. During the period ended June 30, 2002, $67,500 (2001 - Nil) in consulting fees was paid to this party.

Item 2. Management's Discussion and Analysis.
---------------------------------------------

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Six Months Ended June 30, 2002 compared with Six Months Ended June 30, 2001.

Revenues for the six months ended June 30, 2002 were $206,459 representing a decrease of 50.6% from revenues of $418,125 for the same period in 2001. The decrease reflects overall reductions in water sales, both domestic and international, cooler equipment rentals, and cooler sales, the greatest impact of which was international sales. The decrease in domestic water sales, and local cooler sales and rentals reflects the lack of commissioned sales representatives which use was suspended during 2001, and a reduction in the unit charge for the five gallon bottles sold locally. The decrease internationally reflects a reduction of sales to a Malaysian distributor and a Japanese distributor. Revenues for the six month period in 2002 consisted of $196,247 in water and supply sales (a decrease of 51% from $400,860 for the prior period), $428 in cooler and equipment sales (a decrease of 92.9% from $6,014 for the prior period) and $9,784 in cooler rentals (a decrease of 13% from $11,251 for the prior period). Of the total revenue for the six month period in 2002, $53,062 (or 25.7% of total sales) represented sales to a Malaysian distributor. During the 2001 period, the Company had sales to the same distributor in the amount of $215,715. Interest income for the 2002 period was $8,264 contrasted with $4,182 for the prior period. The increase is due to the increase in available cash during the period attributable to the loan proceeds received during mid-2001. During the six month period in 2002, the Company satisfied $274,827 in outstanding loans by assigning to these lenders a net profits interest that it received under an agreement with Avani O2 Water Sdn. Bdh., a Malaysian company ("Avani O2"). Pursuant to the agreement, the Company contributed certain bottling equipment and granted Avani O2 the exclusive right and license to construct manufacturing facilities in Malaysia, and to produce and sell the Company's proprietary water product worldwide. In exchange, the Company received a net profits interest equal to 30% of the after tax profits of the bottling operation. The net profits interest assigned to the lenders will revert back to the Company when the lenders have received from the net profits interest an amount equal to the satisfied loans.

Cost of goods sold which includes depreciation for the six month period in 2002 totaled $168,785 representing a 41.4% decrease from $288,009 for the same period in 2001. Cost of goods sold as a percentage of sales was 81.8% for the 2002 period representing an increase from 68.9% for the prior period. The increase in cost of goods sold on a percentage basis for the 2002 period reflects the effect of the foreign exchange conversion, and percentage impact of decreased revenues on depreciation. Cost of goods sold for the six month period in 2002 consisted of $107,757 in bottled water, supplies, coolers, and related equipment, and delivery costs (a decrease of 52.6% from $227,268 for the prior period) and $61,028 in depreciation (a slight increase from $60,741 for the prior period). The decrease in costs of goods sold is due mainly to lower material and delivery costs associated with reduced production. Gross profit for the six month period in 2002 decreased 71% to $37,674 from $130,116 for the prior period due to the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the six month period in 2002 totaled $320,432, a decrease of 37% from $511,552 for the same period in 2001. General and administrative costs were $296,407 in 2002, a 38.9% decrease from $484,882 in the prior period. The decrease is a result of lower salaries and benefits attributable to staff reductions and reductions of other general and administrative charges. Marketing expenses totaled $24,025 for the six month period in 2002 representing a decrease of 8.9% from $26,670 for the prior period. The Company assigned to the lenders accounts receivable from Avani O2 which relate to product shipments previously made to Avani O2 and realized gain on this settlement of $190,000. The accounts receivable assigned have been fully reserved and equal the amount of the loans satisfied. Interest on long term debt which includes mortgage interest totaled $10,730, a decrease of 33.7%, from $16,191 for the prior period. During the six month period in 2002, the Company received consulting income of $12,278 in connection with its Malaysian venture with Avani O2. No consulting income was recorded in the comparable period last year. Net loss for the six month period in 2002 was $82,946 compared with a net loss of $393,445 for the prior period. The net loss recorded during the period is due to the reasons discussed above.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through loans and the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 17,000 shares of common stock in exchange for services valued at $16,550. In June 2001, the Company received working capital loans from five private lenders in the amount of $500,771. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. As reported on the Company's Form 8-K filed on April 29, 2002, the balance of the loans payable were cancelled in exchange for an assignment of accounts receivable and an assignment of an interest in a Malaysian bottling venture, as described above. On May 13, 2000, the Company issued to two investors 1,575,017 and 950,000 shares of common stock of the Company, respectively, for a total consideration of $75,750.51. In addition each investor received stock purchase warrants to acquire three shares of common stock of the Company for each share of common stock purchased. Accordingly, the two investors received stock purchase warrants to acquire 4,725,051 and 2,850,000 shares of common stock of the Company, respectively. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007. In connection with the transactions, the Company paid Chin Yen Ong a finder's fee equal to 10% of the stock and stock purchase warrants received by the investors as described above. Mr. Ong received 252,502 shares of common stock and stock purchase warrants to acquire 757,506 shares of common stock of the Company. The stock purchase warrants are exercisable under the same terms as the investor warrants described above.

As of June 30, 2002, the Company had a working capital deficiency in the amount of $584,629. Working capital deficiency as of December 31, 2001 was $888,601. The decrease in working capital deficiency is a result of the reduction of loans payable and recovery of an account receivable, both as described above, partially offset by the loss experienced during period.

Property, plant and equipment, net of accumulated depreciation, totaled $1,558,362 on June 30, 2002. Property, plant and equipment, net of accumulated depreciation, totaled $1,572,417 on December 31, 2001. The reduction is due to amortization that occurred during the period.

The Company continues to experience significant losses from operations and is uncertain as to when it will achieve profitable operations. The Company has an immediate need for capital, as it will not be able to fund its ongoing operations with its existing capital. The Company presently is seeking to raise additional capital, however, as of the date of this filing, it has been unsuccessful. If the Company is not successful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Consequently, the Company's financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2001, the Company's independent auditors included an explanatory paragraph regarding the Company's ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the Company's Annual Report on Form 10-KSB for the period ending December 31, 2001).

During the quarter ended June 30, 2002, the Company initiated the search for business opportunities to acquire through a merger or share exchange. In this regard, management of the Company has conducted discussions and engaged in meetings with principals of a company located in mainland China. As of this date, a formal agreement has not been entered into by the parties, and the Company can not predict whether a formal agreement will be entered into by the parties.

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

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b) Reports on Form 8-K.

On April 29, 2002 the Company filed a Form 8-K to report events under Item 5., Other Events.

On May 28, 2002, the Company filed a Form 8-K to report events under Item 6., Resignation of Directors.

On June 3, 2002, the Company filed a Form 8-K to report events under Item 1., Change in Control.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AVANI INTERNATIONAL GROUP, INC.

Date: August 16, 2002           /s/ Dennis Robinson
                                ---------------------------------------
                                Dennis Robinson
                                Treasurer and Chief Accounting Officer