Form 10QSB
period 2002-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2002-11-19
CIK 1048701

DRAFT

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 000-23319

AVANI INTERNATIONAL GROUP INC.

                 --------------------------------------------

(Name of Small Business Issuer in its charter)

 Nevada                                         88-0367866

 ----------                                     -----------

(State of                                      (I.R.S. Employer

 Incorporation)                                 I.D. Number)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)           V3K 6V2

 -------------------------------------------             --------

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

$.001 par value, as of September 30, 2002 was 9,522,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

Avani International Group Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
	September 30	December 31
	2002	2001
Assets	(Unaudited)
Current
Cash	$22,600	$169,214
Accounts receivable (net of allowance for doubtful accounts
in 2002 - $42,775; 2001 - $40,965)	37,897	45,598
Inventories	29,453	56,370
Prepaid expenses	9,031	5,064
	98,981	276,246
Property, plant and equipment	1,472,613	1,572,417
Other	45,710	35,810
	$1,617,304	$1,884,473
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$140,191	$255,665
Accrued liabilities	45,309	39,967
Loans payable (Note 4)	-	290,026
Loans payable to related party (Note 4)	-	185,745
Unearned revenue and deposits	82,317	74,232
Debt payable	335,470	319,212
	603,287	1,164,847
Obligations payable (Note 4)	285,745	-
	889,032	1,164,847
Stockholders’ Equity
Capital stock (Note 2)
Authorized
400,000,000 common shares, par value of $0.001
Issued
9,522,571 (2001 – 2,585,052) common shares	9,523	2,585
Additional paid-in capital	7,291,813	6,567,132
Accumulated deficit	(6,333,164)	(5,611,526)
Accumulated other comprehensive loss -
foreign exchange translation	(239,900)	(238,565)
	728,272	719,626
	$1,617,304	$1,884,473
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Operations
(Expressed in US Dollars)
(Unaudited)
Three months ended	Nine months ended
September 30	September 30
2002	2001	2002	2001
Revenue
Bottled water and supply sales	$81,462	$137,693	$277,709	$322,838
Cooler and equipment sales	39	988	467	7,002
Cooler rentals	4,430	7,596	14,214	18,847
85,931	146,277	292,390	348,687
Cost of revenue
Cost of goods sold (excluding
depreciation)	44,885	72,367	152,642	205,107
Depreciation	30,513	37,511	91,541	98,252
75,398	109,878	244,183	303,359
Gross profit	10,533	36,399	48,207	45,328
Operating expenses
Marketing	11,274	33,091	35,299	154,289
General and administration	118,962	172,009	415,393	553,368
130,236	205,100	450,692	707,657
Loss from operations	(119,703)	(168,701)	(402,485)	(662,329)
Other
Consulting income	4,131	-	16,409	-
Interest on debt payable	(8,526)	(9,107)	(19,256)	(25,298)
Miscellaneous income	9,725	11,334	9,828	15,516
Foreign exchange gain	6,748	-	14,909	-
Loss on settlement of
payables (Note 2)	(531,069)	-	(531,069)	-
Gain on settlement of debt (Note 4)	-	-	190,026	-
Net loss for the period	(638,694)	(166,474)	(721,638)	(672,111)
Foreign currency translation
adjustment	(14,341)	(42,187)	(1,335)	(34,916)
Total comprehensive loss	$(653,035)	$(208,661)	$(722,973)	$(707,027)
Loss per share
- basic and diluted	$(0.07)	$(0.08)	$(0.14)	$(0.33)
Weighted average shares
outstanding	8,844,310	2,035,052	5,182,754	2,037,366
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other		Total
	Common Shares		Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	Loss		Equity
Balance, January 1, 2001	2,040,326	$2,040	$6,540,550	$(4,764,985)		$(192,649)	$1,584,956
Cancellation of common stock	(5,274)	(5)	5	-		-	-
Issuance of common stock and warrants upon conversion
of loan payable	500,000	500	24,161	-		-	24,661
Issuance of common stock and warrants for services	50,000	50	2,416	-		-	2,466
	2,585,052	2,585	6,567,132	(4,764,985)	-	(192,649)	1,612,083
Net loss for the year	-	-	-	(846,541)		-	(846,541)
Foreign currency translation adjustment	-	-	-	-		(45,916)	(45,916)
Total comprehensive loss	-	-	-	(846,541)		(45,916)	(892,457)
Balance, December 31, 2001	2,585,052	2,585	6,567,132	(5,611,526)		(238,565)	719,626
Issuance of common stock and warrants for cash (Note 2(b))	2,525,017	2,525	73,225	-		-	75,750
Issuance of common stock and warrants for services
(Notes 2 (a) and (b))	4,412,502	4,413	683,246	-		-	687,659
Costs of raising capital (Note 2(b))	-	-	(31,790)	-		-	(31,790)
	9,522,571	9,523	7,291,813	(5,611,526)		(238,565)	1,451,245
Net loss for the period	-	-	-	(721,638)		-	(721,638)
Foreign exchange translation adjustment	-	-	-	-		(1,335)	(1,335)
Total comprehensive loss	-	-	-	(721,638)		(1,335)	(722,973)
Balance, September 30, 2002	9,522,571	$9,523	$7,291,813	$(6,333,164)		$(239,900)	$728,272
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
For the nine months ended September 30	2002	2001
Cash provided by (used in)
Operating activities
Net loss for the period	$(721,638)	$(672,111)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Settlement of debt through the assignment of receivables	(190,026)	-
Loss on settlement of payables through the issuance of
shares and warrants	531,069	-
Depreciation	138,314	99,971
Operating costs settled through issuance of shares and
warrants	124,800	-
(Increase) decrease in assets
Accounts receivable	7,918	34,807
Inventories	27,268	(16,730)
Prepaid expenses	(4,573)	9,245
Increase (decrease) in liabilities
Accounts payable	(116,755)	51,147
Accrued liabilities	5,298	-
Unearned revenue and deposits	7,904	(6,931)
	(190,421)	(500,602)
Investing activities
Acquisition of other assets	(8,362)	-
Acquisition of property, plant and equipment	(37,128)	(3,924)
	(45,490)	(3,924)
Financing activities
Proceeds from loan payable	18,901	500,745
Issuance of common shares	75,750	-
Payments on long-term debt	(3,393)	(5,905)
	91,258	494,840
Decrease in cash during the period	(144,653)	(9,686)
Effect of foreign exchange on cash	(1,961)	22,369
Cash, beginning of period	169,214	294,207
Cash, end of period	$22,600	$306,890
Supplemental Information:
Interest paid	$15,476	$18,342
The following transactions which did not result in cash
flows have been excluded from financing activities:
Operating costs settled through the issuance of shares and
Warrants (Note 2(a))	$124,800	$-
Share issuance costs settled through the issuance of shares	$31,790	$-
Loss on settlement of payables through the issuance of
shares and warrants (Note 2(a))	$531,069	$-
Settlement of debt through the assignment of receivables
(Note 4)	$190,026	$-
Settlement of debt through the assignment of net profits
interest (Note 4)	$285,745	$-
The accompanying notes are an integral part of these consolidated interim financial statements.
Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2002 and 2001
1.	Basis of Presentation and Ability to Continue as a Going Concern

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2001 and 2000 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to September 30, 2002 of $6,333,164.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company has subsequently agreed to sell its Canadian building and related lands and production equipment (Note 6) and plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2002 and 2001
2.	Capital Stock
	Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:
	a)

During the nine-month period ended September 30, 2002, the Company issued 6,937,519 common shares (each with 3 share purchase warrants attached). Of the common shares issued in the period, 4,160,000 shares (valued at $208,000 based upon the trading price of the common shares on the date of the agreement) and 12,480,000 fully exercisable warrants (valued at $447,869 based on the Black-Scholes options pricing model, using the following assumptions) were issued as settlement for amounts due for consulting services totaling $124,800.

		Dividend yield		Nil
		Risk-free interest rate		3.92%
		Expected volatility		100%
		Expected lives		5 years

As a result of the value of the shares and warrants exceeding the amounts owed, a loss of $531,069 was charged to the Statement of Operations. Each warrant entitles the holder to purchase one share of the Company’s common stock at $0.03 per share on or before July 15, 2004, $0.05 on or before July 15, 2006, and $0.07 on or before July 15, 2007.

	b)

In connection with the issuance of a further 2,525,017 common shares, the Company agreed to pay a finder’s fee to a third party equal to 10% of the equity received.  The finder’s fee consisted of 252,502 common shares (valued at $7,576 based upon the trading price of the common shares on the date the stock was issued) and 757,506 warrants (valued at $24,214 based on the Black-Scholes option pricing model, using the following assumptions)

		Dividend yield		Nil
		Risk-free interest rate		4.50%
		Expected volatility		100%
		Expected lives		5 years

In connection with the above share issuance, the Company issued 8,332,557 fully exercisable share purchase warrants.  These warrants are exercisable at a price of $0.03 on or before May 13, 2004, $0.05 on or before May 13, 2006 and $0.07 on or before May 13, 2007.

	c)	A summary of share purchase warrant transactions for the periods presented is as follows:
				Exercise
			Number	Price
		Outstanding at January 1, 2001 and 2002	797,500	$3.00
		Granted	550,000	$0.05	*
		Outstanding at December 31, 2001	1,347,500	$0.05 - $3.00
		Granted (Notes 2(a) and (b) above)	20,812,557	$0.03
		Expired	(797,500)	$3.00
		Outstanding at September 30, 2002 and 2001	21,362,557	$0.03 - $0.05

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2002 and 2001
2.	Capital Stock - Continued
*

The warrants are exercisable at any time within five years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006.

3.	Major Customer and Supplier

During the nine months ended September 30, 2002, sales to a customer in Malaysia totalled $53,063 (2001 - $215,715).  At September 30, 2002 and December 31, 2001, there were $9,714 and $Nil amounts due from this customer in trade accounts receivable.

During the nine months ended September 30, 2002 and 2001, the Company purchased approximately 16% and 49% of its materials from one supplier.  At September 30, 2002 and December 31, 2001, there were $7,394 and $27,078 amounts due to that supplier in trade accounts payable.

4.	Loans Payable

As of December 31, 2001, the Company had outstanding loans payable of $475,771 with a number of lenders.  On April 2, 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding.  In exchange, the Company made an assignment of a fully reserved account receivable in the amount of $200,944 to certain of these lenders.  The account receivable assignment was in complete satisfaction of amounts owing to these lenders.  The account receivable assigned is due from Avani O2 Water Sdn Bhd., a Malaysian company controlled by a significant shareholder (“Avani O2”) and relates to the shipment of water products to Avani O2 by the Company.  The recovery related to $190,026 of these receivables has been recorded as a gain on settlement of debt.  In connection with the agreement, the Company is entitled to receive 30% of the after tax profits (“Net Profits Interest”) generated by the bottling equipment contributed by the Company under the terms of the agreement.  In addition to the assignment of the account receivable, the Company also assigned its Net Profits Interest to two of the lenders.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans, $274,827.  The Company has classified amounts related to these assignments of net profits interests as obligations payable and will record reductions in this account as net profits interests are received by the lenders. No net profits interest was recognized in the period.

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2002 and 2001
5.	Related Party Transactions

Included in accounts payable at September 30, 2002 is $31,505 (December 31, 2001 - $162,500) owed to a significant shareholder.  During the period ended September 30, 2002, $124,800 (2001 - $Nil) in consulting fees was settled through the issuance of shares and warrants (Note 2(a)). In addition, $66,162 (2001 - $Nil) in cash was paid to this party for consulting fees. During the nine-month period ended September 30, 2002, the Company earned $9,714 (2001 - $Nil) in royalty income and $16,409 in consulting income (2001 - $$Nil) from Avani O2.

6.	Subsequent Events

On October 4, 2002, the Company entered into an agreement with a Malaysian corporation which is controlled by a significant shareholder (Note 2(a)).  The Company agreed to sell its Canadian buildings, related lands and production equipment to the Malaysian corporation for  proceeds of CDN$1,650,000 (US$1,053,525 at current exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds will be received over two years in twenty-four monthly installments of CDN$70,620 (US$45,091) and a final payment of CDN$220,686 (US$140,908).  The gain of disposal of the properties is estimated to be CDN$891,000 (US$569,000) which will be deferred until such time as a sufficient portion of the purchase price has been received to provide evidence that the sale will be completed. Title to the property and production equipment will be transferred when all of the installments have been received and the debt payable has been discharged.

7.	New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item.  Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002.  All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002.  The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in International Accounting Standard 37, “Provisions, Contingent Liabilities, and Contingent Assets”.  The Statement is effective for exit or disposal activities initiated on or after December 31, 2002.  Management is evaluating the impact of adopting SFAS No. 146 on the Company’s financial statements.

Item 2. Management's Discussion and Analysis.

------------------------------------------------

The  following discusses the financial results and position  of the consolidated accounts  of  the  Company  and  its  wholly owned subsidiaries for the  periods indicated.

Results of Operations

Nine Months Ended September 30, 2002 compared with Nine Months Ended September 30, 2001.

Revenues for the nine months ended September 30, 2002 were $292,390 representing a decrease of 16.2% from revenues of $348,687 for the same period in 2001. The decrease reflects overall reductions in water sales, both domestic and international, cooler equipment rentals, and cooler sales. The decrease in domestic water sales, and local cooler sales and rentals reflects the lack of commissioned sales representatives which use was suspended during 2001, and a reduction in the unit charge for the five gallon bottles sold locally. The decrease internationally reflects a reduction of sales to a Malaysian distributor and a Japanese distributor. The Malaysian distributor has entered into an Agreement of Sale with the Company as discussed further below.

Revenues for the nine month period in 2002 consisted of $277,709 in water sales (a decrease of 14% from $322,838 for the prior period), $467 in cooler and equipment sales (a decrease of 93.3% from $7,002 for the prior period) and $14,214 in cooler rentals (a decrease of 24.6% from $18,847 for the prior period).  Of the total revenue for the nine month period in 2002, $53,063 (or 18.1% of total sales) represented sales to the Malaysian distributor referenced above.  During the 2001 period, the Company had sales to the same distributor in the amount of $215,715.

Cost of goods sold which includes depreciation for the nine month period in 2002 totaled $244,183 representing a 19.5% decrease from $303,359 for the same period in 2001. Cost of goods sold as a percentage of sales was 83.5% for the 2002 period representing a decrease from 87% for the prior period. The decrease of 4% in cost of goods sold on a percentage basis for the 2002 period reflects the effect of lower sales on variable costs. Cost of goods sold for the nine month period in 2002 consisted of $152,642 in bottled water, supplies, coolers and related equipment, and delivery costs (a decrease of 25.6% from $205,107 for the prior period) and $91,541 in depreciation (a decrease of 7.3% from $98,252 for the prior period). The decrease in costs of goods sold is due mainly to lower material, labor and delivery costs associated with reduced production. Gross profit for the nine month period in 2002 increased 6.4% to $48,207 from $45,328 for the prior period due to the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the nine month period in 2002 totalled $450,692, a decrease of 36.3% from $707,657 for the same period in 2001. General and administrative costs were $415,393 in 2002, a 24.9% decrease from $553,368 in the prior period. The decrease is a result of lower salaries and benefits attributable to staff reductions and reductions of other general and administrative charges that occurred during the 2002 period. Marketing expenses totalled $35,299 for the nine month period in 2002 representing a decrease of 77.1% from $154,289 for the prior period. The decrease is a result of reduced overseas marketing and promotional activities.

During the nine month period in 2002, the Company received consulting income of $16,409 in connection with its Malaysian venture with Avani O2. No consulting income was recorded in the comparable period last year. During 2002, the Company recognized miscellaneous income in the amount $9,828, which is comprised of $9,714 in commission income and $114 in interest income. For the 2001, the Company recognized $15,516 in miscellaneous income, which was comprised of $9,022 of mainly expense recovery and miscellaneous service charges and $6,494 in interest income. The 36.7% decrease for the 2002 period is due to decrease in interest income. During the 2002 period, the Company experienced a foreign exchange gain of $14,909, contrasted with no gain for the prior period. During the current period, the Company assigned to certain lenders, discussed in greater detail below, accounts receivable from Avani O2 which relate to product shipments previously made to Avani O2. The accounts receivable assigned were fully reserved and equal the amount of the loans satisfied. Resultantly, the Company realized a gain on this settlement of $190,026. For the 2002 period, interest on debt payable was reduced by 23.9% from $25,298 to $19,256 reflecting the principal payments made on such debt. During the 2002 period, the Company incurred a loss in the amount of $531,069 in connection with the settlement of an outstanding liability to a shareholder in the amount of $124,800. As discussed below, the Company issued 4,160,000 shares of its common stock and stock purchase warrants to acquire 12,480,000 shares of its common stock in exchange for the cancellation of the indebtedness. Net loss for the nine month period in 2002 was $721,638 compared with a net loss of $672,111 for the prior period for the reasons discussed above.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through loans and the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private  placement of its common stock.

During 2000, the Company issued 17,000 shares of common stock in exchange for services valued at $16,550. On May 13, 2002, the Company issued to two investors 1,575,017 and 950,000 shares of common stock of the Company, respectively, for a total consideration of $75,750. In addition each investor received stock purchase warrants to acquire three shares of common stock of the Company for each share of common stock purchased. Accordingly, the two investors received stock purchase warrants to acquire 4,725,051 and 2,850,000 shares of common stock of the Company, respectively. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007. In connection with the transactions, the Company paid Chin Yen Ong, the Company’s majority shareholder, a finder’s fee equal to 10% of the stock and stock purchase warrants received by the investors as described above. Mr. Ong received 252,502 shares of common stock and stock purchase warrants to acquire 757,506 shares of common stock of the Company. The stock purchase warrants are exercisable under the same terms as the investor warrants described above.

In June 2001, the Company received working capital loans from five private lenders in the amount of $500,771. During the 2002 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. As reported on the Company’s Form 8-K filed on April 29, 2002, the Company and the lenders agreed to cancel the remaining amount of the indebtedness in exchange for the assignment of an account receivable in the amount of $200,944 discussed above, and the assignment of a net profits interest that it received under an agreement with Avani O2 Water Sdn. Bhd., a Malaysian company (“Avani O2”). Pursuant to the agreement with Avani O2, the Company contributed certain bottling equipment and granted Avani O2 the exclusive right and license to construct manufacturing facilities in Malaysia, and to produce and sell the Company’s proprietary water product worldwide. In exchange, the Company received a net profits interest equal to 30% of the after tax profits of the bottling operation. The net profits interest assigned to the lenders will revert back to the Company when the lenders have received from the net profits interest an amount equal to the satisfied loans.

As reported in the Company’s Form 8-K filed on August 1, 2002, the Company and Mr. Chin Yen Ong settled an outstanding obligation in the amount of $124,800 (US) in exchange for issuing to Mr. Ong 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company.

As of September 30, 2002, the Company had a working capital deficiency in the amount of $504,306. Working capital deficiency as of December 31, 2001 was $888,601. The decrease in working capital deficiency is a result of the reduction of loans payable and recovery of an account receivable, both as described above, partially offset by the loss experienced during period.

Property, plant and equipment, net of accumulated depreciation, totaled $1,472,613 on September 30, 2002. Property, plant and equipment, net of accumulated depreciation, totaled $1,572,417 on December 31, 2001. The reduction is due to amortization that occurred during the period.

The Company continues to experience significant losses from operations and is uncertain as to when it will achieve profitable operations. The Company has an immediate need for capital, as it will not be able to fund its ongoing operations with its existing capital. The Company presently is seeking to raise additional capital or seek to acquire all or part of other business opportunities by merger or share exchange, however, as of the date of this filing, it has been unsuccessful. If the Company is not successful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Consequently, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2001, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the Company's  Annual  Report on Form 10-KSB for the period ending December 31, 2001).

During the period ended September 30, 2002, the Company has initiated the search for business opportunities to acquire through a merger or share exchange. In this regard, management of the Company has conducted discussions and engaged in meetings with principals of a company located in mainland China. As of this date, a formal agreement has not been entered into by the parties, and the Company can not predict whether a formal agreement will be entered into by the parties.

As reported on the Company’s Form 8-K filed on November 5, 2002, on October 23, 2002,  the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 Water Sdn. Bhd. (“Avani O2”) (“Agreement of Sale”).  Pursuant to the Agreement of Sale, the Company has agreed to sell to Avani O2 all of the assets of its subsidiary consisting of its plant and equipment for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,053,525 USD at current exchange rates). In addition, Avani O2 is responsible for the payment of all transfer taxes. The total purchase price is payable in 24 monthly instalments of $70,620 CDN (or $45,090 USD at current exchange rates) commencing October 1, 2002 to and continuing on the first date of each month to end including September 1, 2004; and a final payment of $220,686 CDN (or $140,908 USD at current exchange rates) on October 1, 2004. Interest accrues on the unpaid balance at the rate of 8% per annum calculated annually, shall be charged and payable by Avani O2 on October 1, 2004 on the balance of the sale price outstanding from November 1, 2002 in the event sale price is not fully paid on or before September 31, 2003.

Mr. Ong, the Company’s largest shareholder, also is a 30% shareholder and a director of Avani O2.

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

Item 3. CONTROLS AND PROCEDURES.

(a)

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

99.1

Certification under Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K.

On August 1, 2002 the Company filed a Form 8-K to report events under Item 1., Change of Control, and Item 7. Financial Statements and Exhibits.

On August 15, 2002, the Company filed a Form 8-K/A to report events under Item 1., Change of Control.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVANI INTERNATIONAL GROUP, INC.

Date: November 18, 2002        /s/ Dennis Robinson

 Dennis Robinson

 Treasurer and

                               Chief Financial Officer

EXHIBIT 99.1.

CERTIFICATION

I, Dennis Robinson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avani International Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                              /s/ Dennis Robinson

 Dennis Robinson

 Treasurer and

                               Chief Financial Officer

CERTIFICATION

I, Robert Wang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avani International Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/Robert Wang

Robert Wang

President and

Chief Executive Officer