Form 10KSB
period 2002-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2003-04-11
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2002

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

Issuer's telephone number: 604-525-2386

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

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $365,830.

As of April 3, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $62,568. This calculation is based upon the average of the bid price of $0.15 and asked price of $0.03 of the common stock on April 3, 2003.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of December 31, 2002 was 9,522,571.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

Introduction.

------------

Avani International Group Inc. ("Avani" or "Company") was organized under the laws of the State of Nevada on November 29, 1995.

Since its inception, the Company has constructed a bottling facility and has been engaged in the business of bottling and distributing bottled water product under the trade name "Avani Water.” The product is an oxygen enriched, purified bottled water produced from proprietary technology developed by the Company.

The Company's executive offices and bottling facility are located at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2, and its telephone number is (604) 525-2386.

General.

-------

The Company was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. As of December 31, 2002, the Company has three wholly owned subsidiaries; Avani Marketing Corp., Avani Oxygen Water Corporation (formerly Avani Water Corporation), and Avani International Marketing Corporation.

Avani Marketing Corporation was organized under the laws of the State of Nevada on August 16, 1994 (“Avani Marketing”). Avani Oxygen Water Corporation was organized under the laws of the Province of British Columbia (Canada) on December 8, 1995. Avani International Marketing Corp. was incorporated under the laws of the Province of British Columbia on September 22, 1999. On January 23, 2003, the Company divested itself of Avani Marketing by transferring all of the issued and outstanding shares of common stock to a director for nominal consideration. At the time of divestiture, Avani Marketing had no assets and no liabilities.

Unless the context indicates otherwise, (i) all references to the Company herein shall include the Company and its subsidiaries and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be indicated as "CDN.”

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

The Company sells its product in the greater Vancouver metropolitan area and internationally, from time to time, to the United States, Hong Kong, Malaysia, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. The Company's sales nationally and internationally have been limited.

As disclosed elsewhere herein, the Company has entered into two significant agreements with Avani O2 Water Sdn. Bhd., a Malaysian Company (“Avani O2”) (See “Item 1. Description of Business – Agreements with Avani O2” below for a more detailed description of these agreements). Mr. Chin Yen Ong, the Company’s largest shareholder, is a director and 30% shareholder of Avani O2. Mr. Ong also is the nephew of the Company’s President.

In February 2000, as amended on September 5, 2001, and January 15, 2002, the Company and Avani O2 entered into an agreement, pursuant to which, among other terms, the Company granted Avani O2 licensing rights to establish a bottling facility in Malaysia. The Company also contributed bottling equipment relating to its proprietary technology to the Malaysian bottling facility. In exchange, the Company received a 2% royalty from all licensed products and a 30% after tax profits interest generated by the bottling equipment. As amended in January 2002, the Company also granted Avani O2 the right of first refusal to the license to produce and sell the Company’s proprietary water product. The rights granted Avani O2 are exclusive worldwide except for Canada and worldwide sales from the Company’s Vancouver operations.

On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corporation entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”), pursuant to which, the Company has agreed to sell to Avani O2 all of the assets of its subsidiary consisting of its plant, equipment, and real estate located in Vancouver, for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,045,892 USD at year end exchange rates). The Asset Sale Agreement provides for 24 monthly instalments of $70,620.00 CDN (or $44,764 USD at year end exchange rates) commencing October 1, 2002 to and continuing to September 1, 2004, with a final payment of $220,686.00 CDN (or $139,887 USD at year end exchange rates) on October 1, 2004. Upon receipt of the final payment, the Company will transfer the assets to Avani O2. Despite the Asset Sale Agreement, the Company expects to continue promoting its water products both domestically and internationally at least for the period to the final payment date of October 2004. The Company believes that following the transfer of assets to Avani O2, it will either sell its water business to a third party, including Avani O2, or enter into a co-packing arrangement with Avani O2 and continue to maintain its local and national business and part of its international business. At this time, the Company has not discussed an arrangement with Avani O2 regarding these matters.

In addition to promoting its bottled water business, during fiscal 2003, the Company intends to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. During 2002, the Company initiated negotiations with a number of companies with respect to a proposed business combination, however, these discussions did not materialize into a formal agreement. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  It also may purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. Substantial dilution may result to existing shareholders upon consumation of such business combination.

Regulation of Bottled Water Industry.

-----------------------------------

The Company's bottled water business is subject to various laws and regulations implemented by the Canadian government and local regulators, which require the Company, to obtain licenses for its business and equipment, to be subject to annual inspections, to comply with certain quality standards regarding the Company's bottling plant and equipment, and to continuously control the quality of water sold by the Company. In addition, certain other governments and states within the United States require the Company to obtain certification of its bottled water. The Company believes that it is currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for it to sell its product in its current markets. In addition, the Company will seek approval from other governmental and state agencies in the event its geographical market expands. The Company believes that the cost of compliance with applicable governmental laws and regulations is not material to its business.

Bottled Water Market.

--------------------

The premium bottled water market has experienced rapid growth since the early 1980's as consumers became concerned about the decline in quality of municipal water available in their homes and offices. This market growth also has been fueled by an overall health consciousness of the consumer seeking to eliminate the consumption of foods and beverages containing sugars, calories and artificial additives, trending instead to consumables with little or no sugars, calories or additives. Premium bottled water fits squarely within this trend. Per capita consumption of bottle water rose from 2.8 gallons in 1980 to over 11 gallons per capita in 1995 (Beverage World September 1996). The bottled water business increased sales by approximately one billion dollars from 1991 to 1996 totaling $3.1 billion in 1996. In 1996, the industry experienced growth of 8.4%; the second best annual growth in the decade and the PET sized segment grew by 25% (Beverage World April 1997). Standard & Poor's Foods & Nonalcoholic  Beverages Industry Survey, May 2000, reports, "U.S. retail  sales of the five major  nonalcoholic  refreshment  beverage  categories totaled  approximately  $81.7 billion in 1998,  up 2.8% from 1997's level,  according to Beverage World magazine.  These  categories are soft drinks ($54.3 billion),  fruit beverages  ($17.5  billion),  bottled water ($5.2 billion), ready-to-drink tea ($2.5 billion), and sports drinks ($2.3 billion)."

The Company believes its product appeals to consumers of premium bottled water products and believes that its purity as well as its oxygen enrichment offers a distinct alternative to other premium bottled waters.

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

During fiscal years ending December 31, 2002 and December 31, 2001, the Company had no research and development costs.

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

The Company purchased the plant equipment in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the production of the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 2002, the plant is operating at 37% of capacity using one 40 hour shift. An additional 40 hour shifts can be added to increase production capacity.

The overall working condition of the Company’s plant and equipment is good to excellent. All of the bottling equipment will operate reliably at the maximum capacity rated by each respective manufacturer. The Company’s trucks and forklifts are all in good working condition.

The Company is a member in good standing of NSF International and the International Bottled Water Association.

Sales and Distribution.

----------------------

The Company’s products are sold in the greater Vancouver metropolitan area and internationally from time to time to the United States, Hong Kong, Malaysia, Japan and Australia. During 2002, the Company sold its products internationally through independent distributors.

The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area to business and residential customers, and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. At times, the Company has contracted with commissioned sales agents to solicit local accounts for its five gallon product, although these agents were not used during 2001 and 2002. The Company also leases water coolers to its customers, which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 3 or more bottles per month. The customer pays a one time bottle deposit charge of $10.00(CDN), a one time cooler deposit charge of $100(CDN), and an annual cooler lease charge of $110(CDN). The Company owns and operates three delivery vehicles and subcontracts two delivery companies to service its customers. As of December 31, 2002, the Company has approximately 930 customers. Revenues from its five gallon bottles represent approximately 60% of total water sales in 2002.

The Company also directly markets its 500 ml and 1.5 liter PET products to a limited number of specialty food outlets in the Vancouver area. As of December 31, 2002, direct sales to local retail outlets has been insignificant.

During fiscal 2002, the Company sold its PET products internationally to Malaysia and Japan. Product sales to these markets has been limited. Avani O2 was the largest distributor in 2002 accounting for $53,754 or 15.7% of total water sales. Future sales to Avani O2 may be limited due to the establishment of its Malaysian factory which was placed in operation in April 2002 (see Item 1 Description of Business – Agreements with Avani O2 below). The Company continues to seek distributors in these and other territories that will significantly advance product sales, however, the Company can not predict if it will be successful in its efforts.

The Company's sales development plan for 2003 includes the increase of local and national sales to distributors, and the expansion of sales to existing and new international markets through existing and other sales channels. In addition, the Company intends to re-instate the commissioned sales representatives during fiscal 2003 in an effort to increase local sales of its five gallon product.

In connection with the Company’s international marketing efforts, in January 2000, the Company entered into an agreement with an unaffiliated Malaysian company to assist the Company in establishing distributors and other marketing channels for the Company’s product on a worldwide basis, with principal concentration in Malaysia and other Asian markets. Pursuant to the agreement, the Company reimburses the Malaysian company for its expenses and commissions paid, if any, on a monthly basis. Substantially all of the Company’s sales during 2002 to the Asian markets are a result of the Malaysian company’s efforts. In addition, during January 2001, the Company contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote the Company’s products to the Asian market. At the time of the agreement, Mr. Ong, was an independent third party. In exchange, the Company agreed to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company. The stock purchase warrants are exercisable in whole or in part at any time on or before five years from July 15, 2002 at an exercise price of; $0.03 if on or before July 15, 2004, $0.05 if on or before July 15, 2006, and $0.07 if on or before July 15, 2007. As of December 31, 2002, Mr. Ong is a controlling stockholder of the Company, and is a director and 30% shareholder of Avani O2. Mr. Ong is the nephew of the Company’s President.

Agreements with Avani O2.

-----------------------

On February 18, 2000, the Company entered into an agreement with Avani O2 Water Sdn. Bdh., a Malaysian company (“Avani O2”), pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions and exclusions. The rights granted excluded Canada and worldwide sales from the Company’s Vancouver operations. Under the original agreement, Avani O2 was required to pay the Company a licensing fee of $500,000 for each manufacturing facility constructed, and in exchange for the Company receiving a 2% gross royalty, and a 20% after tax net profits interest from the operations of Avani O2. In addition, Avani O2 would be required to purchase certain equipment relating to the oxygen enrichment technology at a price to be negotiated by the parties. The term of the agreement was 30 years. The agreement was amended by the parties on September 5, 2001. On January 15, 2002, the parties further amended the agreement, and the agreement, as amended, is summarized as follows; (i) the $500,000 licensing fee payable to the Company has been waived, (ii) Avani O2 will not be required to purchase the equipment relating to the technology, rather the Company will allow the use of its equipment for the manufacture and production of the water product at a Malaysian bottling facility designated by Avani O2, (iii) the Company will provide the design and layout of the Malaysian bottling facility, and will assist Avani O2 to install and commission the equipment at the facility, and (iv) the Company will receive a 2% gross royalty on the sale of all licensed products by Avani O2 and 30% of the after tax profits generated by Avani O2 from the contributed bottling equipment. In addition, the rights granted to Avani O2 were changed from the exclusive worldwide rights (except for Canada and sales from Canada) referenced above to a right of first refusal to the worldwide rights (except for Canada and sales from Canada).

As of this date, Avani O2 has leased and, with assistance of the Company, constructed a bottling facility in Malaysia. The manufacturing operations commenced during April 2002. The Company believes that it has performed all of its requirements under this agreement with Avani O2. At this time, the Company cannot predict the amount of revenues attributable to its royalty and net profits interests that it will receive from the Malaysian operation.

On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”). Pursuant to the Asset Sale Agreement, the Company agreed to sell all of the assets of its subsidiary consisting of its plant, equipment, and real estate, on an “as is, where is” basis to Avani O2. The total consideration is $1,650,000 Canadian Dollars (CDN) (or $1,045,892 USD at year end exchange rates). In addition, the Purchaser is responsible for the payment of all transfer taxes. The total purchase price is payable in 24 monthly instalments of $70,620.00 CDN (or $44,764 USD at year end exchange rates) from October 1, 2002 to September 1, 2004, with a final payment of $220,686.00 CDN (or $139,887 USD at year end exchange rates) on October 1, 2004. Interest accrues on the unpaid balance at the rate of 8% per annum calculated annually, and shall be payable on October 1, 2004. In connection with the agreement, the Company and Avani O2 also entered into an escrow agreement with an escrow agent pursuant to which title to the land and equipment was placed in escrow pending payment of the full purchase price by Avani O2.

Avani O2 has made its required monthly payments to the Company during 2002. The sale price has been allocated as follows; $650,000 CDN for equipment and $1,000,000 CDN for land and buildings. If Avani O2 defaults on the payment of any amount to the Company, the agreement will be null and void and all prior payments made by Avani O2 will be forfeited. If the Company is unable to deliver clear and unencumbered title to the assets within 30 days from the final payment date or a reasonable time thereafter, the agreement will be null and void and all prior payments made by Avani O2 must be returned by the Company.  The agreement also provides for the pricing of any bottled water purchased by Avani O2 prior to the final payment date. The pricing, however, can be changed with the mutual consent of the parties.

The transaction was approved by the Board of Directors on October 25, 2002 and by a majority of shareholders on November 5, 2002. Mr. Ong, the Company’s largest shareholder, voted in favor of the transaction. He also is a director and a 30% shareholder of Avani O2.

Backlog.

-------

The Company had no backlog for the year ended December 31 2002. There is no seasonal impact on the Company's worldwide sales.

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

Product Liability.

-----------------

The Company is engaged in a business which could expose it to possible claims for personal injury resulting from contamination of its water. While the Company believes that through its regular product testing it carefully inspects the quality of its water, it nonetheless may be subject to exposure due to customer or distributor misuse or storage. The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it believes to be adequate to cover claims made above the limits of its product liability insurance. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its present business operations, there can be no assurances that such claims will not arise in the future or that the Company's policies will be sufficient to pay for such claims.

Proprietary Rights.

------------------

The Company has not sought patent protection for its proprietary oxygen enrichment process, rather, it relies, to the extent it can, upon trade secrets to protect its proprietary process.

Employees.

---------

As of December 31, 2002, the Company has 12 employees, which includes one officer of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company maintains it production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

The Company facilities are comprised of seven adjoining buildings which are owned by the Company subject to existing mortgages. The building were purchased between April 1996 and March 1997 for a total purchase price of approximately $800,000. As of December 31, 2002, the mortgages totaled $251,908.  The mortgages are due and payable on July 15, 2003.  The Company believes that it will be able to refinance the mortgages on or before their balloon payment date. The Company is presently negotiating with its lender to refinance the mortgages. If the Company is unable to successfully refinance it loans on acceptable terms, or at all, it will be required to raise additional funds for such purposes. No assurances can be given that the Company will be successful in its endeavors, which events will have a material adverse affect on the Company and its business.

As discussed elsewhere herein, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corporation. entered into the Asset Sale Agreement with Avani O2, pursuant to which the Company agreed to sell to Avani O2 all its subsidiary’s assets, which includes its real estate. The Company believes that following the transfer of assets to Avani O2, it will either sell its water business to a third party, including Avani O2, or enter into a co-packing arrangement with Avani O2 and continue to maintain its local and national business and part of its international business. . At this time, the Company has not discussed an arrangement with Avani O2 regarding these matters.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to Vote of Security Holders.

The Asset Sale Agreement as discussed herein was approved by a majority of shareholders on November 5, 2002. On November 26, 2002, the Company notified its shareholders pursuant to an Information Statement of such event.

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

2001                                  Low Bid    High Bid

1st Quarter                              0.01      0.07

2nd Quarter                              0.02      0.05

3rd Quarter                              0.01      0.15

4th Quarter                              0.03      0.12

2002                                  Low Bid    High Bid

1st Quarter                              0.03      0.07

2nd Quarter                              0.03      0.06

3rd Quarter                              0.02      0.03

4th Quarter                              0.01      0.03

In July 2001, the Company effected a 10 for 1 reverse stock split. The above share prices are actual prices. As of December 31, 2002, there are 727 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.

The Company’s Equity Compensation Plan Information is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	N/A	450,000
Equity compensation plans not approved by security holders (2)	300,000	$0.175	300,000
Total	300,000	$0.175	750,000

(1). This Equity Compensation Plan relates to the Company’s 2000 Stock Option Plan (the "Plan"). The exercise price of the options granted under the Plan will be established by the board of directors. Vesting of options also will be determined by the board of directors. As of December 31, 2002, no options have been granted under the terms of the Plan (See Item 10. Executive Compensation”).

(2). On November 18, 2002, the Company granted stock options to a consultant who also is an employee of Avani O2 to acquire 300,000 shares of the Company’s common stock, 30% of which vest immediately upon grant, and the balance vest on the first anniversary of the grant. The exercise price is $0.05 per share if exercised during the first year and $0.30 if exercised during the second year. The option term is two years from the grant date.

Item 6. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations.

---------------------

Fiscal year end 2002 compared with Fiscal year end 2001.

-------------------------------------------------------

Revenues for fiscal year ended December 31, 2002 were $365,830 representing a decrease of $25,756 or 6.6% from revenues of $391,586 for the comparable period in 2001. The decrease reflects the reduction in international water sales, offset by a slight increase in cooler rentals and equipment sales. The decrease in international water sales reflects the loss of an Australian and Japanese distributor and lack of marketing efforts in the United States, all of which occurred during part of 2001 and all of 2002. These reductions were offset by water sales to Avani O2, the Company’s Malaysian distributor. No sales were recorded to Avani O2 in 2001. The Company’s revenues in 2002 consisted of $343,271 in water and supply sales (a decrease of $26,972 or 7.3% from $370,243 for the prior period), and $22,559 in cooler rentals and equipment sales (an increase of $1,216 or 5.7% from $21,343 for the prior period). Of the total revenue for the 2002 period, $53,764 (or 14.7% of total revenues) represented sales to Avani O2. During 2002, $242,529 or 71% of total water sales were domestic sales, mainly of its five gallon bottles.

Cost of revenue for the 2002 period totaled $338,643 or 92.6% of total revenue contrasted with $410,805 or 105% of total revenue for the 2001 period. Cost of revenue in 2002 consisted of $203,346 in direct materials (bottled water, supplies, coolers and related equipment), labor, production overhead, and delivery costs (a decrease of $52,673 or 20.8% from $256,019 for the prior period) and $135,297 in depreciation (a decrease of $19,489 or 12.6% from $154,786 for the prior period). The decrease in costs of goods sold on a percentage basis for the 2002 period reflects reduced production and direct labor costs resulting from labor reductions initiated in 2001 and carried over to 2002 slightly offset by an increase in delivery and freight charges. Gross profit (loss) for the 2002 period increased 241% to $27,187 from ($19,219) for the prior period for the reasons discussed above.

Operating expenses which include marketing expenses and general and administrative expenses for the 2002 period totaled $560,123 representing a decrease of $227,361 or 28.8% from $787,484 for the prior period. Marketing expenses totaled $133,098 for the 2002 period, representing a decrease of $84,241 or 38.8% from $217,339 for the prior period. The decrease in marketing expenses reflects the Company’s decision to concentrate its international marketing efforts to Malaysia and Japan, as opposed to a more expanded worldwide effort which occurred in part of 2001. General and administrative expenses totaled $427,025 for the 2002 period, representing a decrease of $143,120 or 25.1% from $570,145. The decrease is a result of a combination of, recoveries of accounts receivable previously written off, the full year effect of reduced salaries and benefits that occurred during 2001, and an overall reduction in office expenses. No research and development costs were incurred in 2002 or 2001. Interest on long-term debt, which includes mortgage interest on the Company's real estate, totaled $37,619 for the 2002 period, representing a decrease of $1,969 or 5% from $39,588 for the prior period. Foreign exchange gain in 2002 was $15,909 compared with a loss of $7,576 in 2001. Miscellaneous income (which includes interest income, and royalty income and consulting income) was $33,392 for the 2002 period representing an increase of $26,405 or 378% from $6,987 for the prior period. The increase reflects a one-time consulting fee of $16,409 from Avani O2 and the commencement of royalty income under its arrangement with Avani O2. During 2002, the Company assigned $190,026 in accounts receivable from Avani O2 to certain lenders in satisfaction of outstanding loans. The accounts receivables related to product shipments previously made to Avani O2, which were fully reserved. The amount of the assignment equaled the amount of the loans satisfied. Resultantly, the Company realized a gain on this settlement of $190,026. As discussed elsewhere herein, during the 2002 period, the Company incurred a loss in the amount of $531,069 in connection with the settlement of an outstanding liability to a consultant and shareholder, who is now a controlling shareholder, in the amount of $124,800. The Company issued 4,160,000 shares of its common stock and stock purchase warrants to acquire 12,480,000 shares of its common stock in exchange for the cancellation of the indebtedness. The Company recognized a foreign translation adjustment of $4,579 in 2002 compared with a loss of $45,916 in 2001. Net loss for the 2002 fiscal period was $857,718 which represents a decrease of $34,739 or 3.9% from the loss of $892,457 for the prior period.  The decrease in net loss is a result of the reasons discussed above.

Liquidity and Capital Resources.

-------------------------------

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 17,000 shares of common stock in exchange for services valued at $16,550. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, the Company assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $285,745 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from the Company’s agreement with Avani O2 under which Avani O2 received certain licensing rights from the Company. The assignment of net profits interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans. In 2002, the Company raised a total of $75,750 from the private placement of its common stock and warrants. As discussed above, the Company also satisfied an outstanding payable in the amount of $124,800 in exchange for the issuance of its common stock and warrants which resulted in a controlling interest in the Company.

The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to funds its ongoing operations. As of December 31, 2002, the Company has sufficient cash to fund its operations for the next six months. As discussed below, the Company will be required to raise additional funds to finance its ongoing operations.

Working capital deficit as of December 31, 2002 was $459,362 compared with a working capital deficit as of December 31, 2001 of $888,601. The decrease of $429,239 in working capital deficit is a result of the reduction of notes and loans as discussed above.

Total assets as of December 31, 2002 were $1,647,704 representing a decrease of $236,769 from total assets of $1,884,473 as of December 31, 2001.

Property, plant and equipment, net of accumulated depreciation, totaled $1,421,026 on December 31, 2002. Property, plant and equipment, net of accumulated depreciation, totaled $1,572,417 on December 31, 2001. The decrease is due to depreciation and currency exchange valuations.

In connection with its real estate properties, as of December 31, 2002, existing mortgages totaled $251,908, and are due and payable on July 15, 2003. The Company will be required to refinance the mortgages on or before their due date, or raise additional funds for such purposes, however, no assurances can be given that the Company will be successful in its endeavors. If the Company is unable to refinance its mortgages, or otherwise pay off the existing debt, the current lender will have the right to foreclose on the properties. Moreover, the inability of the Company to deliver clean and unencumbered title to Avani O2 under the terms of the Asset Sale Agreement would cause a default under the agreement (See "Item 2. Description of Property" and “Item 6. Management’s Discussion and Analysis – Disclosure Regarding Forward Looking Statements and Cautionary Statements”).

The Company also has unsecured loans outstanding in the amounts of; $63,387 in favor of a shareholder bearing interest at 8%, payable on demand, and $19,016 in favor of a shareholder, the brother of the Company’s President, payable on demand non-interest bearing with no specific repayment terms.

The Company continues to experience significant losses from operations. Its current capitalization is not sufficient to maintain continued operations. Moreover, the Company is uncertain as to when it will achieve profitable operations. As discussed herein, the Company has entered into an asset sale agreement to sell all of its assets related to its water business to Avani O2. However, the Company expects to continue to promote its water products both domestically and internationally at least for the period to October 2004, which is the final payment date under the asset sale agreement.

The Company will be required to obtain additional capital to finance its ongoing operations for its bottled water operations or other future operations through the private placement of its capital stock or through debt financing. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern.

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

As disclosed elsewhere herein, the Company is entitled to receive from  Avani O2, a 2% royalty on all revenue and 30% of the after tax profits generated by the bottling line located in Malaysia. The Company recognizes royalty income from this bottling line when collection is reasonably assured.  As part of the settlement of the loan payables from two lenders, the Company assigned its Net Profits Interest referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees.  As at December 31, 2002, there were no stock-based compensation awarded to employees and the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Loss.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and all receivables that are outstanding for more than 120 days.  The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base.  If the Company’s actual collections experience changes, revisions to the allowance may be required.

Valuation of Long-lived Assets. The Company evaluates the future recoverability of its property, plant and equipment and trademarks and licenses in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets".  SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets.  It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations.  No impairment was required to be recognized during the periods presented in these consolidated financial statements.

Off Balance Sheet Arrangements.

------------------------------

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements.

----------------------------

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the accounting for and disclosure of guarantees.  Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. LACK OF PROFITABLE OPERATIONS. Since the Company's inception, the Company has experienced significant operating losses. Loss from operations for fiscal years 2002 and 2001 were $862,297 and $846,561, respectively. Moreover, the Company cannot predict when it will achieve profitable operations. The ability of the Company to achieve profitable operations will be dependent upon many factors, including the successful market development of its super oxygenated water. Successful market development includes establishing necessary sales channels in various geographical markets through distributors and food brokers, and having funds available for product marketing and slotting fees. In October 2002, as discussed above, the Company entered into an agreement to sell all of its assets related to the water business, including its real estate in Vancouver, to Avani O2. The agreement requires payments during a 24 month payout period ending September 2004, and a final lump sum payment in October 2004. Upon receipt of all payments, the Company will transfer all of such assets to Avani O2. The Company expects to continue to promote its water products both domestically and internationally in the near future, particularly during the payout period. However, the Company believes that following the transfer of assets to Avani O2, it will either sell its water business to a third party, including Avani O2, or enter into a co-packing arrangement with Avani O2 and continue to maintain its local and national business and part of its international business. As of December 31, 2002, the Company has limited distribution agreements in place for various geographical markets. Consequently, no assurances can be given that the Company will be able to successfully develop the necessary markets for its product.

2. SEEKING OTHER BUSINESS OPPORTUNITIES. In addition to developing its bottled water business, the Company also is seeking to acquire other business opportunities by merger, share exchange or other combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of the Company’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. The Company can not predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

3. NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to maintain its operations for the near term. In addition, the Company will require additional capital in the future to sustain its operations until it achieves profitable operations. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

4. FAILURE TO REFINANCE EXISTING MORTGAGES. As of December 31, 2002, the Company had mortgages totaling $251,908, which are due and payable on July 15, 2003. The Company will be required to refinance the mortgages on or before their due date, or raise additional funds to pay off the outstanding debt. No assurances can be given that the Company will be successful in its endeavors. If the Company is unable to refinance its mortgages with its current or another lender, or otherwise repay the outstanding debt, the current lender may foreclose on the properties. Moreover, under the Asset Sale Agreement, the Company is required to deliver to Avani O2 clean and unencumbered title to these properties within 30 days after final payment by Avani O2 or a reasonable time thereafter. The failure to do so, would cause a default under the agreement, and the Company would be required to refund all payments made by Avani O2.

5. LIMITED DISTRIBUTION CHANNELS. As of December 31, 2002, the Company has limited distribution channels in certain markets as described elsewhere herein. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements. In the event the Company is unable to establish any meaningful distribution channels, sales of its water product will continue to languish.

6. COMPETITION. The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, many of its competitors’ products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. Although the Company believes that its smooth taste and its unique oxygen enrichment offers a competitive distinction in the bottled water market, to date the Company has been unable to effectively compete in this market.

7. PENNY STOCK REGULATION. The Company's common stock is deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sells such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

8. VOLATILE PRICES AND LIMITED VOLUME FOR COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

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

Director/

Officer

Name

Age

Since

Position

Ngai Sou Chang

64

1999

Former Chairman

Robert Wang

54

1999

President and Director

Dennis Robinson

61

1999

Secretary, Treasurer and

Director

Jeffrey Lightfoot

44

1999

Director

Wai Meng Yeap

30

1999

Former Director

------------------------------------------------------------------

Ngai Sou Chang – Ms. Chang was Chairman of the Company from August 1999 to May 2002, when Ms. Chang resigned as Chairman of the Company.

From 1989 to the date of her resignation, Ms. Chang has been an owner and managing director of a property development company located in Sydney, Australia and a real estate investment company located in Kuala Lumpur, Malaysia.

Robert Wang – Mr. Wang has been President and Director of the Company since August 1999. From 1992 to May 2002, Mr. Wang has been president and director of Multiplex Technologies Inc., a Canadian public company involved in real estate development.

Dennis Robinson – Mr. Robinson has been a Director of the Company since May 1999, and Secretary and Treasurer of the Company since August 1999. From 1991 to the present, Mr. Robinson has maintained a public accounting practice in Vancouver, British Columbia.

Jeffrey Lightfoot – Mr. Lightfoot has been a Director of the Company since May 1999. Mr. Lightfoot is a licensed attorney in Canada, and since 1994, has been a partner in the law firm of Maitland and Company, Vancouver, British Columbia. Mr. Lightfoot is a director of two companies publicly traded on the TSX Venture Exchange in Canada.

Wai Meng Yeap – Mr. Yeap was a director of the Company from August 1999 to May 2002, when Mr. Yeap resigned as a director of the Company.

From 1996 to date of his resignation, Mr. Yeap had been finance manager of a real estate development company located in Selangor, Malaysia. Mr. Yeap graduated from the University of Kentucky in May 1996.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2002, 2001 and 2000, respectively, are set forth in the following table:

SUMMARY COMPENSATION

                        Annual Compensation     Long Term Compensation

                                                Awards     Payouts

Name and

Principal            Salary Bonus    Other    Restr. Options

Position        Year  ($)    ($)      ($)     Stock  SARS   LTIP  Other

Ngai Sou Chang  2002  -0-    -0-      -0-      -0-    -0-    -0-   -0-

Chairman        2001  -0-    -0-      -0-      -0-    -0-    -0-   -0-

                2000  -0-    -0-      -0-      -0-    -0-    -0-   -0-

Robert Wang     2002  -0-    -0-   $30,000     -0-    -0-   -0-   -0-

President and   2001  -0-    -0-     -0-       -0-    -0-   -0-   -0-

Director        2000  -0-    -0-     -0-       -0-    -0-   -0-   -0-

The Company does not have written employment agreements with its officers. The President is re-imbursed for expenses incurred from time to time in connection with the Company’s business. In 2002, the Company re-imbursed its President for overseas living expenses in the amount of $30,000.

During 1999, Dennis Robinson and Jeffrey Lightfoot, each received 5,000 shares of common stock in 1999 as members of the board of directors. In 1999, Dennis Robinson was paid the sum of $1,500 for accounting services. No compensation was paid to directors of the Company during 2002. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

In December 2000, the board of directors adopted, and in February 2001, a majority of shareholders approved, the Company’s 2000 Stock Option Plan (the "Plan"). The Plan is to be administered by the board of directors. The purpose of the Plan is to provide an incentive to existing and future contributors to the Company. The Plan allows the Company to grant options to purchase a maximum of 450,000 shares of common stock to key employees, officers, directors, and consultants and such other persons determined by the board of directors. No person will receive a grant under the Plan in excess of 5% of the Company’ issued and outstanding common stock. The exercise price of the options granted under the Plan will be established by the board of directors. Vesting of options also will be determined by the board of directors. As of December 31, 2002, no options have been granted under the terms of the Plan.

Except as described herein, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control, except that the Plan provides the board of directors, in its discretion, may accelerate vesting of all outstanding options.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of December 31, 2002, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group:

Title       Name and Address      Amount and nature       Percent

of Class    of Beneficial Owner   Beneficial Ownership    of Class

-------     ------------------    -------------------     --------

Common     Ngai Sou Chang                 350,000            3.7%

Stock      12/28 Claude Street

           Chatswood, N.S.W. 2067

           Australia

Common     Robert Wang(1)                   -0-(6)            0%

Stock      328-17 Fawcett Road

           Coquitlam, B.C. V3K 6V2

Common     Dennis Robinson(1)               5,000(6)         <1%

Stock      328-17 Fawcett Road

           Coquitlam, B.C. V3K 6V2

Common     Jeffrey Lightfoot(1)             5,000(6)         <1%

Stock      328-17 Fawcett Road

           Coquitlam, B.C. V3K 6V2

Common     Wai Meng Yeap                      -0-            0%

Stock      No. 26 Jalan Pasar

           Bara 1 Off. Jalan Meru

           41050 Klang, Selangor

           Malaysia

Common     Chin Yen Ong                 17,722,509(2)       77.9%

Stock      106 Taman Sri Selayang

           68100 Batu Caves, Selangor

           Malaysia

Common     Hsien-Ho Lee                 3,800,000(3)        30.7%

Stock      3 Alley 16

           Lane 107, Ho-Ping E Rd.

           Sec 2, Taipei

           Taiwan, R.O.C.

Common     Mao-Lin Hsiao                6,310,068(4)        44.3%

Stock      6F, 7, Lane 96,

           Chung Shan N. Road,

           Sec.2 Taipei

           Taiwan, R.O.C.

Common     David Pok Beng Kwong       1,000,000 (5)        10%

Stock      No 1 Jalan SS 3/46

           Petaling JAYA

           47300 Selangor Darul Ehsan

           Malaysia

Common     Officers and                   10,000          <1%

Stock      Directors, as

           a group (3 persons)(1)(6)

------------------------------------------------------------------

(1). Represents the address of the Company.

(2). The amount represents 4,485,003 shares of common stock of the Company and stock purchase warrants to acquire 13,237,506 shares of common stock. Of the total warrants, (i) 12,480,000 are exercisable at $0.03 per share on or before July 15, 2004, $0.05 per share on or before July 15, 2006, and at $0.07 per share on or before July 15, 2007, and (ii) 757,506 are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007. (see “Certain Relationships and Related Transactions”).

(3). The amount represents 950,000 shares of common stock and stock purchase warrants to acquire 2,850,000 shares of common stock of the Company. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.

(4). The amount represents 1,575,017 shares of common stock and stock purchase warrants to acquire 4,725,051 shares of common stock. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.

(5). The amount represents 500,000 shares of common stock and stock purchase warrants to acquire 500,000 shares of common stock of the Company. The stock purchase warrants are exercisable at $0.05 per share on or before September 26, 2003, $0.06 per share on or before September 26, 2005, and $0.07 per share on or before September 26, 2006.

(6). The amounts exclude stock options, if any, that may be granted to each such party under the Company’s 2000 Stock Option Plan (see “Item

10. Executive Compensation”).

Item 12. Certain Relationships and Related Transactions.

As disclosed herein, the Company has entered into two significant agreement with Avani O2 (See “Item 1 Description of Business – Agreements with Avani O2” for a detailed discussion of these agreements). On October 25, 2002, the Company entered into a Sale and Purchase Agreement with Avani O2, pursuant to which, the Company agreed to sell to Avani O2 all of the assets of its subsidiary consisting of its plant, equipment, and real estate to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,053,525 USD at year end exchange rates). In February 2000, the Company entered into an agreement with Avani O2, pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions of the agreement. The rights granted Avani O2 are exclusive worldwide except for Canada and worldwide sales from the Company’s Vancouver operations. Mr. Chin Yen Ong, the Company’s largest shareholder, is a director and a 30% shareholder of Avani O2. Mr Ong also is the nephew of The Company’s President.

On November 18, 2002, the Company granted stock options to consultant who also is an employee of Avani O2 to acquire 300,000 shares of the Company’s common stock, 30% of which vest immediately upon grant, and the balance vest on the first anniversary of the grant. The exercise price is $0.05 per share if exercised during the first year after grant and $0.30 if exercised during the second year after grant. The option term is two years from the grant date.

On May 13, 2002, the Company completed private placements with Hsiao, Mao-Lin and Lee, Hsien-Ho pursuant to which such parties purchased 1,575,017 and 950,000 shares of common stock of the Company, respectively, at a price per share equal to $0.03. The total consideration received by the Company was $75,751. In addition, the Company issued to Mao Lin Hsiao and Hsien Ho Lee stock purchase warrants to acquire 4,725,051 and 2,850,000 shares of common stock of the Company, respectively. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007. In connection with the transactions, the Company paid Chin Yen Ong a finder’s fee equal to 10% of the stock and stock purchase warrants received by the investors as described above. Mr. Ong received 252,502 shares of common stock and stock purchase warrants to acquire 757,506 shares of common stock of the Company. The stock purchase warrants are exercisable on the same terms and conditions as those of the investors.

During January 2001, the Company contracted with Mr. Ong, as a consultant in Malaysia, to market and promote the Company’s products to the Asian market. In exchange, the Company has contracted to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company. The stock purchase warrants are exercisable in whole or in part at any time on or before five years from July 15, 2002 at an exercise price of; $0.03 if on or before July 15, 2004, $0.05 if on or before July 15, 2006, and $0.07 if on or before July 15, 2007. As of December 31, 2002, Mr. Ong is a controlling stockholder of the Company. Mr. Ong is the nephew of the Company’s President.

In June 2001, the Company received $500,771 in loan proceeds from five private lenders. During the 2001 period, $25,000 of a loan payable in favor of one lender, David Pok Beng Kwong, was converted to 500,000 shares of common stock and common stock warrants to purchase a total of 500,000 shares of common stock as follows; at $0.05 per share if on or before September 26, 2003, at $0.06 per share if on or before September 26, 2005; and at $0.07 per share if on or before September 26, 2006. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, the Company assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $274,827 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from the Company’s agreement with Avani O2 under which Avani O2 received certain licensing rights from the Company. The assignment of net profits interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans.

On June 10, 1999, the Company completed a private placement whereby it sold 350,000 shares of common stock and 350,000 common stock warrants to Ngai Sou Chang and received the sum of $700,000. The stock purchase warrants expired unexercised. Ms. Chang is the former Chairman of the Company.

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

10(xxxi) Amendment To Agreement Dated February 18, 2000, made between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) (Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001).

10(xxxii) Consulting Agreement dated January 2, 2001 by and between Avani Oxygen Water Corporation, of suite 328, 17 Fawcett Road, Coquitlam, British Columbia V3K 6V2 Canada (the “Company”) and Chin Yen Ong, No. 106, Jalan 1, Taman Sri Selayang, 68100 Batu Caves, Selangor  Darul Ehsan, Malaysia (the “Consultant”). (Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2001).

10(xxxiii) Share Subscription Agreement and Warrant Agreement both dated May 13, 2002 by and between Hsaio, Mao-Lin and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on June 3, 2002).

10(xxxiv) Share Subscription Agreement and Warrant Agreement both dated May 13, 2002 by and between Lee, Hsien-Ho and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on June 3, 2002).

10(xxxv) Finder’s Fee Agreement and Warrant Agreement both dated May 13, 2002 by and between Chin Yen Ong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on August 2, 2002).

10(xxxvi) Amendment to Consultant Agreement dated June 14, 2002 by and between Chin Yen Ong and Avani Oxygen Water Corporation and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on August 2, 2002).

10(xxxvii) Sale and Purchase Agreement by and between Avani International group, Inc. and Avani Oxygen Water Corporation and Avani O2 Water Sdn. Bhd. dated October 4, 2002. (Incorporated by reference to the Company's Form 8-K filed on November 5, 2002).

10(xxxviii) Amendment to Joint Venture Agreement Made Between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) entered January 23, 2003 and  effective as of January 1, 2002. (filed herewith).

10(xxxix) Amendment To Sale & Purchase Agreement Dated October 4, 2002, Made Between Avani International Group Inc. And Avani Oxygen Water Corporation (Called “Vendor”) And Avani O2 Water Sdn. Bhd. (Called “Purchaser”) effective as of  February 20,.2003. (filed herewith).

17.1 Resignation letter of Ngai Sou Angeline Chang Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

17.2 Resignation letter of Wai Meng Yeap Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

21 (i)  Subsidiaries of Registrant.

99.1 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

On November 5, 2003, the Company filed a report on Form 8-K to disclose the Asset Sale Agreement with Avani O2. On November 11, 2003, the Company filed a Form 8-K/A to amend the prior filing.

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

Independent Auditors' Report of BDO Dunwoody LLP

dated January 31, 2003                                 F-1

-Consolidated Balance Sheets as of December 31, 2002

 and December 31, 2001.................................F-2

-Consolidated Statements of Operations and

Comprehensive Loss for Fiscal Years Ended

December 31, 2002 and December 31, 2001................F-3

-Consolidated Statements of Changes in Stockholder's Equity

For Years Ended December 31, 2002

and December 31, 2001..................................F-4

-Consolidated Statements of Cash Flows for

Fiscal Years Ended December 31, 2002 and

December 31, 2001......................................F-5

-Summary of Significant Accounting Polices             F-6

-Notes to Consolidated Financial Statements............F-11

Independent Auditors’ Report
To the Stockholders and Directors of
Avani International Group Inc.

We have audited the accompanying Consolidated Balance Sheets of Avani International Group Inc. as of December 31, 2002 and 2001 and the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity and Cash Flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations and has a working capital deficiency.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP Chartered Accountants
Vancouver, Canada
January 31, 2003

Avani International Group Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
December 31	2002	2001
Assets
Current
Cash and cash equivalents	$101,211	$169,214
Accounts receivable (net of allowance for doubtful accounts
in 2002 - $42,775; 2001 - $40,965)	43,819	45,598
Inventories (Note 2)	35,642	56,370
Prepaid expenses	2,891	5,064
	183,563	276,246
Loan receivable (Note 3)	10,000	-
Property, plant and equipment (Note 4)	1,421,026	1,572,417
Other assets (Note 5)	33,115	35,810
	$1,647,704	$1,884,473
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$159,880	$255,665
Accrued liabilities	53,594	39,967
Debts payable (Note 6)	334,311	319,212
Loans payable (Note 7)	-	290,026
Loans payable to related party (Note 7)	-	185,745
Unearned revenue and deposits	95,140	74,232
	642,925	1,164,847
Obligations payable (Note 8)	411,252	-
	1,054,177	1,164,847
Stockholders’ Equity
Capital stock (Note 9)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
9,522,571 (2001 – 2,585,052)	9,523	2,585
Additional paid-in capital	7,291,813	6,567,132
Accumulated deficit	(6,473,823)	(5,611,526)
Accumulated other comprehensive loss
- foreign exchange translation	(233,986)	(238,565)
	593,527	719,626
	$1,647,704	$1,884,473
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
For the years ended December 31	2002	2001
Revenue
Bottled water and supply sales	$343,271	$370,243
Cooler rentals and equipment sales	22,559	21,343
	365,830	391,586
Cost of revenue
Cost of goods sold (excluding depreciation)	203,346	256,019
Depreciation	135,297	154,786
	338,643	410,805
Gross profit (loss)	27,187	(19,219)
Operating expenses
Marketing	133,098	217,339
General and administration	427,025	570,145
	560,123	787,484
Loss from operations	(532,936)	(806,703)
Other income (expenses)
Interest on debts payable	(37,619)	(39,588)
Miscellaneous income	33,392	6,987
Foreign exchange gain (loss)	15,909	(7,576)
Loss on settlement of payables (Note 9(a))	(531,069)	-
Gain on settlement of debt (Note 7)	190,026	339
Net loss for the year	(862,297)	(846,541)
Foreign currency translation adjustment	4,579	(45,916)
Comprehensive loss for the year	$(857,718)	$(892,457)
Loss per share - basic and diluted	$(0.14)	$(0.39)
Weighted average shares outstanding	6,276,626	2,168,595
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2001	2,040,326	$2,040	$6,540,550	$(4,764,985)	$(192,649)	$1,584,956
Cancellation of common stock (Note 9(f))	(5,274)	(5)	5	-	-	-
Issuance of common stock and warrants upon conversion
of loan payable (Note 9(g))	500,000	500	24,161	-	-	24,661
Issuance of common stock and warrants for services (Note 9(h))	50,000	50	2,416	-	-	2,466
	2,585,052	2,585	6,567,132	(4,764,985)	(192,649)	1,612,083
Net loss for the year	-	-	-	(846,541)	-	(846,541)
Foreign currency translation adjustment	-	-	-	-	(45,916)	(45,916)
Balance, December 31, 2001	2,585,052	2,585	6,567,132	(5,611,526)	(238,565)	719,626
Issuance of common stock and warrants for services and
payables (Notes 9(a))	4,160,000	4,160	651,709	-	-	655,869
Issuance of common stock and warrants for cash (Note 9(b))	2,777,519	2,778	72,972	-	-	75,750
	9,522,571	9,523	7,291,813	(5,611,526)	(238,565)	1,451,245
Net loss for the year	-	-	-	(862,297)	-	(862,297)
Foreign exchange translation adjustment	-	-	-	-	4,579	4,579
Balance, December 31, 2002	9,522,571	$9,523	$7,291,813	$(6,473,823)	$(233,986)	$593,527
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
For the years ended December 31	2002	2001
Cash provided by (used in)
Operating activities
Net loss for the year	$(862,297)	$(846,541)
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Settlement of debt through the assignment of receivables	(190,026)	-
Loss on settlement of payables through the issuance of
shares and warrants	531,069	966
Depreciation	190,494	209,897
Operating costs settled through issuance of shares and
Warrants	124,800	1,500
(Increase) decrease in assets
Accounts receivable	2,166	81,226
Inventories	21,273	(8,173)
Prepaid expenses	2,207	7,736
Increase (decrease) in liabilities
Accounts payable	(98,319)	68,790
Accrued liabilities	13,240	10,776
Unearned revenue and deposits	20,190	(8,180)
	(245,203)	(482,003)
Investing activities
Acquisition of other assets	-	(5,945)
Acquisition of property, plant and equipment	(26,928)	-
Loan receivable	(10,000)	-
	(36,928)	(5,945)
Financing activities
Proceeds from debts payable	19,016	-
Proceeds from loans and obligation payable	125,507	290,026
Proceeds from loan payable to related party	-	210,745
Issuance of common shares	75,750	-
Payments on debts payable	(7,011)	(166,879)
	213,262	333,892
Decrease in cash during the year	(68,869)	(154,056)
Effect of foreign exchange on cash	866	29,063
Cash and cash equivalents, beginning of year	169,214	294,207
Cash and cash equivalents, end of year	$101,211	$169,214
Supplemental Information:
Interest paid	$20,211	$32,476
The following transactions which did not result in cash
flows have been excluded from financing activities:
Operating costs settled through the issuance of shares and
warrants (Note 9(a) and (h))	$124,800	$2,466
Share issuance costs settled through the issuance of shares		$-
(Note 9(b))	$31,790	$-
Loss on settlement of payables through the issuance of
shares and warrants (Note 9(a))	$531,069	$-
Settlement of debt through the assignment of receivables
(Note 7)	$190,026	$-
Settlement of debt through the assignment of net profits
interest (Note 7)	$285,745	$-
Loan payable settled through the issuance of common
shares and share purchase warrants (Note 9(g))	$-	$24,661
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2002 and 2001
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

All significant intercompany transactions and balances have been eliminated on consolidation. The Company’s previous business combinations were accounted for using the purchase method.
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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, loan receivable, accounts payable, accrued liabilities, debts payable, loans payable and obligations payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of financial instruments, with the exception of obligation payable which are payable or receivable on a current basis, approximate their carrying values due to the immediate or short term maturity of these financial instruments.  The carrying amount for obligations payable was not practicable to determine.

Foreign Currency Translation and Transactions

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

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2002 and 2001
Foreign Currency Translation and Transactions - Continued

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Income (Expenses) on the Statement of Operations and Comprehensive Loss.

Revenue Recognition

Revenue on sales of bottled water, coolers and equipment is recognized when the products are delivered and title transfers to customers. Sales terms generally do not permit a right of return.  Revenue from leasing of water coolers and filters is accounted for as operating leases and, accordingly, rental income is reported over the terms of the leases.

Deposits received for bottles and coolers are accrued as liabilities until refunded upon return of bottles and coolers.
Freight charges billed to customers are included in Revenue while associated freight costs are included in Cost of Sales.

As described in Note 4, the Company is entitled to receive from Avani O2 Water Sdn Bhl ("Avani O2"), a Malaysian company controlled by a significant shareholder (Note 12), a 2% royalty on all revenue and 30% of the after tax profits generated by the bottling line located in Malaysia. The Company recognizes royalty income from this bottling line when collection is reasonably assured.  As part of the settlement of the loan payables from two lenders (Note 7), the Company assigned its Net Profits Interest referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.

Cash and Equivalents	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and all receivables that are outstanding for more than 120 days.  The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base.  If the Company’s actual collections experience changes, revisions to the allowance may be required.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2002 and 2001
Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) and market.  Market is determined based on the net realizable value of finished goods and the replacement cost for supplies.  Inventory is comprised of small bottles, packaging containers, supplies and water coolers for resale.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is recorded at half the annual rate in the year such assets are acquired and is not recorded in the year of disposition.  Depreciation is provided on a straight-line basis over the estimated useful life of the assets at the following annual rates:

Coolers - 20% Plant equipment - 10% Office furniture and equipment - 10% to 20% Building - 2.5% Vehicle - 10%
Other Assets

Trademarks and licenses are recorded at cost and are amortized on a straight-line basis over the estimated useful life of 10 years in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

Income Taxes

The Company follows the provisions of SFAS 109, "Accounting for Income Taxes", which requires the Company to recognize tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Loss Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share".  Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the year.  Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, potentially dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  Basic and diluted loss per share are the same for the years presented.

For the years ended December 31, 2002 and 2001, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 21,662,557 (2001 - 1,347,500) were not included in the computation of loss per share because their effect was anti-dilutive.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2002 and 2001
Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Operations and Comprehensive Loss and Changes in Stockholders' Equity.  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners.

Stock Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option grants to employees.  Under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model.

The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees.  As at December 31, 2002, there were no stock-based compensation awarded to employees and the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Loss.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2002 and 2001
Gain on Settlement of Debt

During 2002, the Company early adopted Financial Accounting Standards Board Statement No. 145, ‘Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections (“SFAS No. 145”).  SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item.  Any gain or loss on extinguishment of debts from the period prior to adoption must be reclassified into income (loss) from continuing operations.  Accordingly, the Company has recorded in 2002 a gain totalling $190,026 on the extinguishment of debt (Note 7) and reclassified a gain of $339 in 2001 into continuing operations.

Advertising	The Company follows the provisions of Statement of Position 93-7 in accounting for costs of advertising. Advertising costs are charged to expense as incurred.
Valuation of Long-lived Assets

The Company evaluates the future recoverability of its property, plant and equipment and trademarks and licenses in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets".  SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets.  It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations.  No impairment was required to be recognized during the periods presented in these consolidated financial statements.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2002 and 2001
New Accounting Pronouncements - Continued

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the accounting for and disclosure of guarantees.  Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.
Reclassification	Certain 2001 amounts have been reclassified to conform with the current year's presentation.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
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

These accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses to date of $6,473,823 which includes an operating loss for the current year of $862,297 and has a substantial working capital deficiency.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.	Inventories
		2002	2001
	Supplies	$31,280	$51,729
	Finished goods	4,362	4,641
		$35,642	$56,370

3.	Loan Receivable
	The loan to a Malaysian company is unsecured, bears no interest and has no fixed repayments terms.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
4.	Property, Plant and Equipment
		2002	2001
	Land	$139,245	$137,911
	Coolers	75,741	75,688
	Plant equipment	1,250,831	1,220,353
	Office furniture and equipment	63,196	63,194
	Building	818,258	812,906
	Vehicle	20,485	20,485
		2,367,756	2,330,537
	Accumulated depreciation	946,730	758,120
		$1,421,026	$1,572,417

The Company entered into an agreement with Avani O2 ("the Licensee"), ,whereby the Company granted to the Licensee the first right of refusal of the exclusive worldwide (except Canada) rights and licenses to the Company's oxygen enrichment technology.  The Company is also allowing the Licensee the use of approximately $253,000 net of depreciation (2001 - $297,000), of bottling and processing equipment, located in Malaysia, required to produce the product.  In exchange, the Company is entitled to receive a 2% royalty on all revenue from all licensed products and 30% of the after tax profits generated by the contributed bottling line (“the Net Profits Interest”).  During 2002, the Company assigned its rights to the Net Profits Interest to certain lenders in satisfaction of outstanding loans.(Note 7).

In October  2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building, related land and production equipment to Avani O2 with a carrying amount of approximately CDN$1,451,000 (US$920,000) for proceeds of CDN$1,650,000 (US$1,045,892 at year end exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds will be received over two years in twenty-four monthly installments of CDN$70,620 (US$44,764) and a final payment of CDN$220,686 (US$139,887).  The gain on disposal of the properties is estimated to be CDN$537,000 (US$340,000) which will be deferred until the completion of the sale. Until such time, the installments received by the Company are recorded as obligations payable on the consolidated balance sheets. As at December 31, 2002, installments of $125,507 have been received from Avani O2 (Note 8).  Title to the property and production equipment will be transferred to Avani O2 when all of the instalments and payments have been received by the Company and the debt payable has been discharged.

5.	Other Assets

The trademark and license is carried on the consolidated balance sheet at net book value of $33,115 (2001 - $35,810) which is calculated based on the original cost of the asset at $40,741 net of accumulated amortization of $7,626.  Amortization expense of $2,695 was charged to the Statement of Operations and Comprehensive Loss in 2002 and annual amortization of approximately $3,500 (CDN$5,900 translated at current exchange rate) is estimated to be expensed in each of the next five years.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
6.	Debts Payable
		2002	2001
	Mortgage payable due in monthly instalments of Cdn$2,544 (US$1,613) including interest at 7.55% per annum, due July 15, 2003, collateralized by land and building and a General Security Agreement.	$171,996	$175,086
	Mortgage payable due in monthly instalments of Cdn$591 (US$375) including interest at 7.55% per annum, due July 15, 2003, collateralized by land and building and a General Security Agreement.	39,956	40,673
	Mortgage payable due in monthly instalments of Cdn$591 (US$375) including interest at 7.55% per annum, due July 15, 2003, collateralized by land and building and a General Security Agreement.	39,956	40,673
	Loan payable on demand, unsecured and bearing simple interest at 8%, calculated annually.	63,387	62,780
	Loan payable on demand, unsecured, non-interest bearing and without specific repayment terms, due to a family member of the significant shareholder (Note 12).	19,016	-
		$334,311	$319,212
	Management expects to renew mortgages which are due in 2003, but has not yet entered into formal discussions with the mortgagee concerning a renewal.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
7.	Loans Payable

As of December 31, 2001, the Company had outstanding loans payable of $475,771 with a number of lenders.  On April 2, 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding.  In exchange, the Company made an assignment of a fully reserved account receivable in the amount of $200,944 to certain of these lenders.  The account receivable assignment was in complete satisfaction of $190,026 owing to these lenders and has been recorded as a gain on settlement of debt.  The account receivable assigned was due from Avani O2 and related to the shipment of water products to Avani O2 by the Company.  In addition, as described in Note 4, the Company also assigned its Net Profits Interest in satisfaction of $285,745 due to two of the lenders.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $ 285,745, the principal amount of the cancelled loans.  The Company has classified amounts related to these assignments of net profits interests as obligations payable and will record reductions in this account as net profits interests are received by the lenders.  No net profits interest was recorded in 2002.

8.	Obligations Payable
		2002	2001
	Assignment of net profits interest (Note 7)	$285,745	$-
	Instalments received on sale of assets (Note 4)	125,507	-
		$411,252	$-

9.	Capital Stock
	Transactions not disclosed elsewhere in these consolidated financial statements are summarized as follows:
	a)

During the year ended December 31, 2002, 4,160,000 shares (valued at $208,000 based upon the trading price of the common shares on the date of the agreement) and 12,480,000 fully exercisable warrants (valued at $447,869 based on the Black-Scholes option pricing model, using the assumptions set out below) were issued as settlement for amounts due for consulting services totaling $124,800(Note 12).

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
9.	Capital Stock – Continued
		Dividend yield	Nil
		Risk-free interest rate	3.92%
		Expected volatility	100%
		Expected lives	5 years

As a result of the value of the shares and warrants exceeding the amounts owed, a loss of $531,069 was charged to the Statement of Operations. Each warrant entitles the holder to purchase one share of the Company’s common stock at $0.03 per share on or before July 15, 2004, $0.05 on or before July 15, 2006, and $0.07 on or before July 15, 2007.

	b)

In connection with the issuance of a further 2,525,017 common shares at $0.03 per share and 7,575,051 warrants for net proceeds in cash of $75,750, the Company agreed to pay a finder’s fee to a third party (who subsequently became a significant shareholder (Note (a)) equal to 10% of the equity received.  The finder’s fee consisted of 252,502 common shares and 757,506 warrants.

In total, the Company issued an aggregate of 8,332,557 fully exercisable share purchase warrants in connection with this share issuance.  These warrants are exercisable at a price of $0.03 on or before May 13, 2004, $0.05 on or before May 13, 2006 and $0.07 on or before May 13, 2007.

	c)	A summary of share purchase warrant transactions for the periods presented is as follows:
				Weighted
				Average
				Exercise
			Number	Price
		Outstanding at January 1, 2001	797,500	$3.00
		Granted	550,000	$0.05
		Outstanding at December 31, 2001	1,347,500	$1.80
		Granted (a) and (b)	20,812,557	$0.03
		Expired	(797,500)	$3.00
		Outstanding at December 31, 2002	21,362,557	$0.03
		All of the share purchase warrants were exercisable on the grant date and remain outstanding at December 31, 2002.
	d)

On November 18, 2002, the Company granted 300,000 stock options to a consultant as compensation for consulting services.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  The options, which were outstanding at December 31, 2002, expire on November 18, 2004 and 30% of the options vested immediately with the remaining 70% to be vested on the one year anniversary of the date of grant.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
9.	Capital Stock – Continued

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  The fair value of these options ($0.01 per option) was estimated at the date of grant using the following assumptions: a risk free interest rate of 1.71%, expected volatility of 100%, no dividend yield and an expected life of the options of two years.  Compensation expense is amortized over the vesting period and for the year ended December 31, 2002, no compensation was recognized.

During 2001, no stock options were issued by the Company and no options were outstanding at December 31, 2001.

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

e)

During 2002, a majority of stockholders approved an increase in the authorized capital stock of the Company to 400,000,000 shares of common stock.  On July 27, 2001, the Company reduced its authorized and issued share capital on a 10 for 1 basis.  All references in these consolidated financial statements to the number of shares are stated on a post-consolidation basis.

	f)	During 2001, the Company redeemed and cancelled 5,274 common shares for $Nil consideration.
g)

During 2001, the Company settled $25,000 of the loans payable with 500,000 common shares (valued at $15,000 based upon the trading price of the common shares on the date the stock was issued) and 500,000 share purchase warrants exercisable at a price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2005 (valued at $9,661 based on the Black-Scholes option pricing model).  The fair value of the warrants granted in 2001 was estimated at the date of grant using the following assumptions: a risk free interest rate of 3.96%, expected volatility of 100%, no dividend yield and a weighted average expected life of the warrants of five years.  A $339 gain was recorded upon conversion of the loan and is included in gain on settlement of debt.

h)

In 2001, the Company agreed to pay a finder’s fee to a third party equal to 10% of the equity received by five private lenders upon settlement of the loans payable consisting of 50,000 common shares (valued at $1,500 based upon the trading price of the common shares on the date the stock was issued) and 50,000 share purchase warrants exercisable at a price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2005 (valued at $966 based on the Black-Scholes option pricing method) as a finder’s fee.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
10.	Income Taxes
	The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:
		2002	2001
	Net operating losses	$2,115,000	$2,378,000
	Property, plant and equipment	113,000	109,000
	Valuation allowance	(2,228,000)	(2,487,000)
	Deferred tax assets (liability)	$-	$-
		2002	2001
	Provision (benefit) at the federal US statutory rate of 34%	$(293,000)	$(288,000)
	Foreign income taxes at other than the federal US statutory rate	(11,000)	(53,000)
	Effect of reduction in foreign income tax rates	302,000	31,000
	Effect of foreign exchange on valuation allowance	(19,000)	116,000
	Tax effect of loss on settlement of payables	181,000	-
	Tax effect of gain on settlement of debt	97,000	-
	Non-deductible expenses	2,000	2,000
	Increase (decrease) in valuation allowance	(259,000)	192,000
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $1,706,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2017.  At December 31, 2002, the Company had net operating loss carryforwards of approximately $4,051,000 for Canadian income tax purposes, which if not used will expire during the years 2003 through 2009.

11.	Lease Obligations

For the years ended December 31, 2002 and 2001 total rental expenses under leases amounted to $15,525 and $22,799, respectively.  At December 31, 2002, the Company was obligated under various noncancelable operating lease arrangements for vehicles and office equipment for a total of $6,052 in 2003 and 2004.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
12.	Related Party Transactions
Related party transactions not disclosed elsewhere in these consolidated financial statements include:

In January 2000, the Company entered into a consulting agreement with an independent third party at the time, for services at a fee of CDN$10,000 per month. During 2002, $76,404 (2001 - $Nil) was paid or payable in cash to a shareholder for this consulting services. As at December 31, 2002, $50,710 (2001 - $162,500) of the amount is still outstanding and is included in the accounts payable balance at year end.  During 2002, $124,800 (2001 - $Nil) in consulting fees for prior period was settled through the issuance of shares and warrants (Note 9(a)). As a result of the share settlement, the shareholder now holds a significant percentage of the outstanding common stock of the Company. This shareholder is the nephew of the Company's president.

During the year ended December 31, 2002, the Company earned $16,058 (2001 - $Nil) in royalty income and $16,409 (2001 - $Nil) in consulting income from Avani O2.  During the year, sales to Avani O2 totalled $53,754 (2001 - $Nil) and $Nil amounts were due from them in trade accounts receivable at December 31, 2002 and 2001.

During the year ended December 31, 2002, the Company accrued $30,000 of marketing expenses payable to the president of the Company. Included in the marketing expenses in 2001 was $65,605 for promotional bottled water given to Avani O2.

These transactions were recorded at the exchange value representing amounts agreed upon by the related parties.
13.	Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada, the United States, Australia and Asia.  The Company has determined that it operates in one reporting segment and, for the purposes of geographic reporting, attributes revenue based on its selling location in Canada.

As at December 31, 2002, all of the Company's property, plant and equipment are located in Canada except for the bottling and processing equipment located in Malaysia of approximately $253,000 net of depreciation (2001 - $297,000) (Note 4).

The Company had export sales to the following countries, respectively: United States $Nil (2001 - $6,718) and various Asian countries $102,625 (2001 - $95,537).  Bottled water sales in Canada were $240,646 (2001 - $267,988).

During the year ended December 31, 2002, the Company purchased approximately $56,000 (2001 - $91,000) of its materials from one supplier. At December 31, 2002 and 2001, $Nil was due to that supplier.

During the year ended December 31, 2002, the Company’s largest export sales of $53,754 were to Avani O2 as described in Note 12. In 2001, the Company sold $64,059 of its product to one customer in Japan.  At December 31, 2001, $Nil was due from that customer.

#

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2002 and 2001
14.	Subsequent Event

Subsequent to the year-end, the Company entered into an agreement with a director to sell the Company’s interest in Avani Marketing Corporation an inactive wholly owned subsidiary, with a nil balance sheet to the director in exchange for $1 in cash.

#

Item 14. Controls and Procedures.

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

/s/Robert Wang                                April 8, 2003

Robert Wang                                     Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                               April 8, 2003

Robert Wang                                     Date

Director

/s/ Dennis Robinson                         April 8, 2003

Dennis Robinson                                  Date

Director

/s/ Jeffrey Lightfoot                      April 8, 2003

Jeffrey Lightfoot                                Date

Director

#

CERTIFICATION

I, Dennis Robinson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avani International Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ Dennis Robinson

Dennis Robinson

Treasurer and

Chief Financial Officer

CERTIFICATION

I, Robert Wang, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avani International Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/ RobertWang

Robert Wang

President and

Chief Executive Officer

#