Form 10QSB
period 2003-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2003-05-19
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2003

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

$.001 par value, as of March 31, 2003 was 9,522,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                   Page No.

       -Consolidated Condensed Balance Sheet as of

        March 31, 2003 (unaudited) and December 31, 2002 (audited).  3

       -Consolidated Interim Statement of Operations for the

        Three Months Ended March 31, 2003 and 2002 (unaudited).      4

       -Consolidated Interim Statement of Changes in Stockholders

        Equity for the Three Months Ended

        March 31, 2003 (unaudited).                                  6

       -Consolidated Interim Statement of Cash Flows

        for the Three Months Ended March 31, 2003

        and 2002 (unaudited).                                         7

       -Notes to Consolidated Interim Financial Statements.           8

Item 2. Management's Discussion and Analysis.                        10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                           11

Item 2. Changes in Securities.                                       11

Item 3. Defaults upon Senior Securities.                             11

Item 4. Submission of Matters to Vote of Securityholders.            11

Item 5. Other Information.                                           11

Item 6. Exhibits and Reports on Form 8-K.                            12

Signatures                                                           12

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	March 31	December 31
	2003	2002
Assets	(Unaudited)
Current
Cash and cash equivalents	$64,546	$101,211
Accounts receivable (net of allowance for doubtful accounts
in 2003 - $48,845; 2002 - $42,775)	56,012	43,819
Inventories	38,854	35,642
Prepaid expenses	7,944	2,891
	167,356	183,563
Loan receivable	-	10,000
Property, plant and equipment (Note 3)	1,439,273	1,421,026
Other assets	35,464	33,115
	$1,642,093	$1,647,704
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$167,266	$159,880
Accrued liabilities	74,094	53,594
Debts payable	336,227	334,311
Unearned revenue and deposits	100,800	95,140
	678,387	642,925
Obligations payable (Note 3)	510,571	411,252
	1,188,958	1,054,177
Stockholders’ Equity
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
9,522,571 (2002 – 9,522,571) common shares	9,523	9,523
Additional paid-in capital	7,291,813	7,291,813
Accumulated deficit	(6,634,046)	(6,473,823)
Accumulated other comprehensive loss
- foreign exchange translation	(214,155)	(233,986)
	453,135	593,527
	$1,642,093	$1,647,704
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2003	2002
Revenue
Bottled water and supply sales	$54,738	$114,654
Cooler rentals and equipment sales	4,616	5,889
	59,354	120,543
Cost of revenue
Cost of goods sold (excluding depreciation)	42,874	63,118
Depreciation	30,219	30,514
	73,093	93,632
Gross profit (loss)	(13,739)	26,911
Operating expenses
Marketing	7,542	15,475
General and administration	131,986	161,229
	139,528	176,704
Loss from operations	(153,267)	(149,793)
Other income (expenses)
Interest on debts payable	(6,187)	(5,311)
Miscellaneous income (expense) (Note 5)	(769)	12,360
Net loss for the period	(160,223)	(142,744)
Foreign currency translation adjustment	19,831	-
Comprehensive loss for the period	$(140,392)	$(142,744)
Loss per share - basic and diluted	$(0.02)	$(0.06)
Weighted average shares outstanding	9,522,571	2,585,052
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2002	2,585,052	$2,585	$6,567,132	$(5,611,526)	$(238,565)	$719,626
Issuance of common stock and warrants for services and
Payables	4,160,000	4,160	651,709	-	-	655,869
Issuance of common stock and warrants for cash	2,777,519	2,778	72,972	-	-	75,750
Net loss for the year	-	-	-	(862,297)	-	(862,297)
Foreign exchange translation adjustment	-	-	-	-	4,579	4,579
Balance, December 31, 2002	9,522,571	9,523	7,291,813	(6,473,823)	(233,986)	593,527
Net loss for the period	-	-	-	(160,223)	-	(160,223)
Foreign exchange translation adjustment	-	-	-	-	19,831	19,831
Balance, March 31, 2003	9,522,571	$9,523	$7,291,813	$(6,634,046)	$(214,155)	$453,135
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2003	2002
Cash provided by (used in)
Operating activities
Net loss for the year	$(160,223)	$(142,744)
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Loss on forgiveness of receivable	10,522	-
Depreciation	45,589	50,872
(Increase) decrease in assets
Accounts receivable	(8,935)	(29,249)
Inventories	(545)	25,988
Prepaid expenses	(5,466)	647
Increase (decrease) in liabilities
Accounts payable	(2,608)	(5,565)
Accrued liabilities	19,109	(21,830)
Unearned revenue and deposits	(1,457)	(652)
	(104,014)	(122,533)
Investing activities
Proceeds from sale of subsidiary	1	-
Financing activities
Proceeds from loans and obligation payable	89,931	-
Payments on debts payable	(23,050)	(2,051)
	66,881	(2,051)
Decrease in cash during the period	(37,132)	(124,584)
Effect of foreign exchange on cash	467	9,701
Cash and cash equivalents, beginning of period	101,211	169,214
Cash and cash equivalents, end of period	$64,546	$54,331
Supplemental Information:
Interest paid	$4,957	$5,311
The following transactions which did not result in cash
flows have been excluded from financing activities:
Loan receivable forgiven (Note 5)	$10,522	$-
The accompanying notes are an integral part of these consolidated interim financial statements.

.

Avani International Group Inc.

Notes to the Consolidated Interim Financial Statements

(Expressed in US Dollars)

(Unaudited)

March 31, 2003 and 2002

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2003 of $6,634,046, which includes a loss for the three-month period ended March 31, 2003 of $160,223.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Avani International Group Inc.

Notes to the Consolidated Interim Financial Statements

(Expressed in US Dollars)

(Unaudited)

March 31, 2003 and 2002

2.

Major Customer and Supplier

During the three-month period ended March 31, 2003, sales to one customer totaled $6,229. At March 31, 2003 and December 31, 2002, there was $Nil and $4,949 amounts due, respectively, from this customer in receivables.  For the three-month period ended March 31, 2002, sales to a customer in Malaysia totalled $49,924.

During the three-month periods ended March 31, 2003 and 2002, the Company purchased approximately 52% and 70% of its materials from one supplier.  At March 31, 2003 and December 31, 2002, there were $Nil and $1,394 amounts due to that supplier in accounts payable.

3.

Obligations Payable

	March 31,	December 31,
	2003	2002
Assignment of net profits interest	$285,745	$285,745
Instalments received on sale of assets	224,826	125,507
	$510,571	$411,252

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in full settlement of a $475,771 loan payable.  In addition to the assignment of the account receivable, the Company also assigned its net profits interest in production equipment located in Malaysia (the "Net Profits Interest”) to two of the lenders.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company has classified amounts related to these assignments of Net Profits Interests as obligations payable and will record reductions in this account as Net Profits Interests are received by the lenders.  No Net Profits Interest was recorded in 2003 and 2002.

As at March 31, 2003, installments of $224,826 (December 31, 2002 - $125,507) have been received from Avani O2 Water Sdn Bhd ("Avani O2"), a Malaysian company controlled by a significant shareholder in connection with the sale of the Canadian property and production equipment.  Title to the property and production equipment will be transferred to Avani O2 when all of the instalments and payments have been received by the Company and the debt payable has been discharged. The gain on disposal of the properties is estimated to be CDN$537,000 (US$340,000) which will be deferred until the completion of the sale. Until such time, the installments received by the Company are recorded as obligations payable on the consolidated balance sheets.

Avani International Group Inc.

Notes to the Consolidated Interim Financial Statements

(Expressed in US Dollars)

(Unaudited)

March 31, 2003 and 2002

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

At March 31, 2003 and December 31, 2002, the Company had 21,362,557 fully exercisable share purchase warrants outstanding.  Of this amount, 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. Another 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002. These warrants were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

b)

On November 18, 2002, the Company granted 300,000 stock options to a consultant as compensation for consulting services.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  The options, which were outstanding at March 31, 2003 and December 31, 2002, expire on November 18, 2004 and 30% of the options vested immediately with the remaining 70% to be vested on the one year anniversary of the date of grant.

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  Unvested stock options are remeasured quarterly for the purpose of determining stock option compensation. As at March 31, 2003, the fair value of these options ($0.001 per option) was estimated using the following assumptions: a risk free interest rate of 1.65%, expected volatility of 100%, no dividend yield and an expected life of the options of two years.  Compensation expense is amortized over the vesting period and for the three-month periods ended March 31, 2003 and 2002, no compensation was recognized.

5.

Sale of Subsidiary

In 2003, the Company completed the sale of the Company’s interest in Avani Marketing Corporation an inactive wholly owned subsidiary, with a nil balance sheet to a director in exchange for $1 in cash.  In connection with the sale, the Company recorded a loss of $10,522 on the forgiveness of a loan receivable from a Malaysian company.

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated.

Results of Operations

Three Months Ended March 31, 2003 compared with Three Months Ended March 31, 2002.

Revenues for the three months ended March 31, 2003 were $59,354 representing a decrease of 50.8% from revenues of $120,543 for the same period in 2002. The decrease is attributable to the lack of international water sales during the quarter, offset by a slight increase in domestic sales. During the first quarter in 2002, the Company recognized $49,924 in sales to Avani O2, a Malaysian distributor. During 2002, Avani O2 commenced its own manufacture and sale of a water product under an agreement with the Company under which the Company receives royalty income as discussed below, thereby reducing the need for direct purchases from the Company. The lack of international sales reflects the Avani O2 situation, along with reduced international marketing efforts elsewhere. Despite its slight increase, domestic water sales and local cooler sales and rentals are at reduced levels due to the Company’s suspension of commissioned sales representatives which occurred during 2001. Revenues for the three-month period in 2003 consisted of $54,738 in water and supply sales (a decrease of 52.3% from $114,654 for the prior period), $4,616 in cooler rentals and equipment sales (a decrease of 21.6% from $5,889 for the prior period). Of the total revenue for the three month period in 2003, $6,229 were recorded to a significant domestic customer, contrasted with the 2002 period when $49,924 (or 41% of total sales) represented sales to a Malaysian distributor.

Cost of revenue which includes depreciation for the three-month period in 2003 totaled $73,093 representing a 21.9% decrease from $93,632 for the same period in 2002. Cost of revenue as a percentage of sales was 123% for the 2003 period representing an increase of 45.3% from 77.7% for the prior period. The increase reflects the percentage impact of reduced revenues on fixed costs, including depreciation. Cost of revenue for the three month period in 2003 consisted of $42,874 in bottled water, supplies, coolers, and related equipment, and delivery costs (a decrease of 32.1% from $63,118 for the prior period) and $30,219 in depreciation (a slight increase from $30,514 for the prior period). The decrease in costs of revenue is due to reduced materials, labor, delivery, and production costs attributable to the lower sales for the period. Gross profit for the three-month period in 2003 was $(13,739), compared with $26,911 for the same period in 2002. The decrease in gross profits reflects impact of reduced sales on the Company’s fixed costs, including depreciation, as discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the three-month period in 2003 totaled $139,528, a decrease of 21% from $176,704 for the same period in 2002. General and administrative costs were $131,986 in 2003, a decrease of 18.1% from $161,229 in the prior period. The decrease is a result of lower salaries and benefits attributable to staff reductions and reductions of other general and administrative charges. Marketing expenses totaled $7,542 for the three-month period in 2003 representing a decrease of 51.3% from $15,475 for the prior period. The decrease is due to reduced international marketing efforts by the Company. Interest on long term debt which includes mortgage interest totaling $6,187, a increase of 16.5%, from $5,311 for the prior period.

During the 2003 period, the Company recorded interest on debts payable which included mortgage interest of $6,187, an increase of 16.5% from $5,311 for the prior period. Miscellaneous income for 2003 (which consisted of $444 in miscellaneous income, and $9,309 in royalty income from Avani O2, offset by $10,522 loss on forgiveness of a receivable was $(769), compared with $12,300 in 2002, which consisted of consulting income paid by Avani O2.

Net loss for the three-month period in 2003 was $160,223 compared with a net loss of $142,744 for the prior period. The Company had a foreign exchange gain of $19,831 in 2003.  No gain was recorded in 2002. Comprehensive loss for the 2003 period was $140,392 compared with $142,744 for the 2002 period. The increase in net loss for 2003 is due to the reasons discussed above The loss per share for 2003 is $(0.02) compared with $(0.06) for the prior period.

Liquidity and Capital Resources

As previously disclosed by the Company, on October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 Water Sdn. Bhd., a Malaysian company (“Avani O2”) (“Asset Sale Agreement”). Pursuant to the Asset Sale Agreement, the Company agreed to sell all of the assets of its subsidiary consisting of its plant, equipment, and real estate, on an “as is, where is” basis to Avani O2. The total consideration is $1,650,000 Canadian Dollars (CDN) (or $1,121,505 USD at year end March 31, 2003 exchange rates). Please refer to the Company’s Form 10-KSB for the annual period ending December 31, 2002 and references therein for a more detailed discussion of the Asset Sale Agreement.

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 170,000 shares of common stock in exchange for services valued at $16,550. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loans outstanding. In exchange, the Company assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $285,745 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from the Company’s agreement with Avani O2 under which Avani O2 received certain licensing rights from the Company. The assignment of net profits interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans. In 2002, the Company raised a total of $75,750 from the private placement of its common stock and warrants. As discussed above, the Company also satisfied an outstanding payable in the amount of $124,800 in exchange for the issuance of its common stock and warrants which resulted in a controlling interest in the Company.

The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to fund its ongoing operations. As of March 31, 2003, the Company has sufficient cash to fund its operations for the next six months. As discussed below, the Company will be required to raise additional funds to finance its ongoing operations.

As of March 31, 2003, the Company had a working capital deficiency in the amount of $511,031. Working capital deficiency as of December 31, 2002 was $459,362. The increase in working capital deficiency is a result of the loss experienced during the first quarter of 2002.

Property, plant and equipment, net of accumulated depreciation, totaled $1,439,273 on March 31, 2003. Property, plant and equipment, net of accumulated depreciation, totaled $1,421,026 on December 31, 2002. The reduction is due to amortization that occurred during the period.

In connection with its real estate properties, during the three-month period ended March 31, 2003, the Company repaid $2,611 of mortgages payable. These mortgages are due and payable on July 15, 2003. The Company will be required to refinance the mortgages on or before their due date, or raise additional funds for such purposes, however, no assurances can be given that the Company will be successful in its endeavors. If the Company is unable to refinance its mortgages, or otherwise pay off the existing debt, the current lender will have the right to foreclose on the properties. Moreover, the inability of the Company to deliver clean and unencumbered title to Avani O2 under the terms of the Asset Sale Agreement would cause a default under the agreement (See "Item 2. Description of Property" and “Item 6. Management’s Discussion and Analysis – Disclosure Regarding Forward Looking Statements and Cautionary Statements” in the Company’s Form 10-KSB for the annual period ending December 31, 2002).

During the three-month period ended December 31, 2003, the Company fully repaid a non-interest bearing, unsecured loan to a family member of the Company's President totaled $20,439.

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

Forward Looking Statements.  Certain  of  the  statements  contained  in this Quarterly Report on Form 10-QSB includes "forward looking statements"  within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act").  Readers  are urged to refer to the section entitled "Cautionary Statements  in the  Company's  Form 10-KSB  for  the period ended December 31, 2002  and elsewhere therein for  a broader  discussion of such risks and uncertainties. These risks include the lack of profitable operations, limited distribution channels, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

 Exhibit 99.1 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On November 5, 2002 the Company filed a report on Form 8-K disclosing events under Item 2 and Item 7.

On November 15, 2002 the Company filed a report on Form 8-K/A disclosing events under Item 2.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 16, 2003             /s/ Robert Wang

                               Robert Wang

                               President and

                               Chief Executive Officer

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

Date: May 16, 2003

/s/Robert Wang

Robert Wang

President and

Chief Executive Officer

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

Date: May 16, 2003

/s/ Dennis Robinson

Dennis Robinson

Treasurer and

Chief Financial Officer