Form 10QSB
period 2003-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2003-08-13
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2003

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

$.001 par value, as of June 30, 2003 was 9,522,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                   Page No.

       -Consolidated Interim Balance Sheet as of

        June 30, 2003 (unaudited) and December 31, 2002 (audited).    3

       -Consolidated Interim Statement of Operations and

        Comprehensive loss for the  Six Months Ended June 30, 2003

        and 2002 (unaudited).                                         4

       -Consolidated Interim Statement of Changes in Stockholders'

        Equity for the Six Months Ended

        June 30, 2003 (unaudited).                                    5

       -Consolidated Interim Statement of Cash Flows

        for the Six Months Ended June 30, 2003

        and 2002 (unaudited).                                         6

       -Notes to the Consolidated Interim Financial Statements.       8

Item 2. Management's Discussion and Analysis.                        12

Item 3. Effectiveness of the registrant’s disclosure controls

        and procedures.                                              16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                           16

Item 2. Changes in Securities.                                       16

Item 3. Defaults upon Senior Securities.                             16

Item 4. Submission of Matters to Vote of Securityholders.            16

Item 5. Other Information.                                           16

Item 6. Exhibits and Reports on Form 8-K.                            17

Signatures                                                           17

#

Item Financial Statements.

#

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	June 30	December 31
	2003	2002
Assets	(Unaudited)
Current
Cash and cash equivalents	$272,001	$101,211
Accounts receivable (net of allowance for doubtful accounts
in 2003 - $54,073; 2002 - $42,775)	143,624	43,819
Inventories	93,174	35,642
Prepaid expenses	34,864	2,891
	543,663	183,563
Loan receivable	-	10,000
Property, plant and equipment (Note 3)	1,477,420	1,421,026
Other assets	37,149	33,115
	$2,058,232	$1,647,704
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$285,815	$159,880
Accrued liabilities	75,464	53,594
Debts payable (Note 6)	363,381	334,311
Unearned revenue and deposits	183,033	95,140
	907,693	642,925
Obligations payable (Note 3)	726,561	411,252
	1,634,254	1,054,177
Stockholders’ Equity
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
9,522,571 (2002 – 9,522,571) common shares	9,523	9,523
Additional paid-in capital	7,319,713	7,291,813
Accumulated deficit	(6,688,914)	(6,473,823)
Accumulated other comprehensive loss
- foreign exchange translation	(216,344)	(233,986)
	423,978	593,527
	$2,058,232	$1,647,704
The accompanying notes are an integral part of these consolidated interim financial statements.

#

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)
	Three-month period ended		Six-month period ended
	June 30		June 30
	2003	2002	2003	2002
Revenue
Bottled water and supply sales	$328,567	$81,593	$383,305	$196,247
Cooler rentals and equipment sales	5,422	4,323	10,038	10,212
	333,989	85,916	393,343	206,459
Cost of revenue
Cost of goods sold (excluding
depreciation)	153,361	44,639	196,235	107,757
Depreciation	30,528	30,514	60,747	61,028
	183,889	75,153	256,982	168,785
Gross profit	150,100	10,763	136,361	37,674
Operating expenses
Marketing	11,872	8,550	19,414	24,025
General and administration	194,564	135,178	326,550	296,407
	206,436	143,728	345,964	320,432
Loss from operations	(56,336)	(132,965)	(209,603)	(282,758)
Other income (expenses)
Interest on debts payable	(9,853)	(5,419)	(16,040)	(10,730)
Miscellaneous income	11,321	8,182	10,552	20,542
Gain on settlement of debt	-	190,000	-	190,000
Net income (loss) for the period	(54,868)	59,798	(215,091)	(82,946)
Foreign currency translation adjustment	(2,189)	16,912	17,642	(3,906)
Comprehensive income (loss) for the
period	$(57,057)	$76,710	(197,449)	$(86,852)
Earnings (Loss) per share
- basic and diluted	$(0.01)	$0.02	(0.02)	$(0.03)
Weighted average shares outstanding	9,522,571	3,103,929	9,522,571	2,845,924
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2002	2,585,052	$2,585	$6,567,132	$(5,611,526)	$(238,565)	$719,626
Issuance of common stock and warrants for services and
payables	4,160,000	4,160	651,709	-	-	655,869
Issuance of common stock and warrants for cash	2,777,519	2,778	72,972	-	-	75,750
Net loss for the year	-	-	-	(862,297)	-	(862,297)
Foreign exchange translation adjustment	-	-	-	-	4,579	4,579
Balance, December 31, 2002	9,522,571	9,523	7,291,813	(6,473,823)	(233,986)	593,527
Stock option compensation (Note 4)	-	-	27,900	-	-	27,900
Net loss for the period	-	-	-	(215,091)	-	(215,091)
Foreign exchange translation adjustment	-	-	-	-	17,642	17,642
Balance, June 30, 2003	9,522,571	$9,523	$7,319,713	$(6,688,914)	$(216,344)	$423,978
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the six-month periods ended June 30	2003	2002
Cash provided by (used in)
Operating activities
Net loss for the period	$(215,091)	$(82,946)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Settlement of debt through the assignment of receivables	-	(190,000)
Loan receivable forgiven	10,522	-
Depreciation	91,259	92,209
Stock option compensation	27,900	-
(Increase) decrease in assets
Accounts receivable	(92,369)	(32,243)
Inventories	(51,446)	25,808
Prepaid expenses	(32,091)	(1,194)
Increase (decrease) in liabilities
Accounts payable	103,121	(5,525)
Accrued liabilities	15,944	15,296
Unearned revenue and deposits	71,647	2,383
	(70,604)	(176,212)
Investing activities
Proceeds from sale of subsidiary (Note 5)	1	-
Acquisition of other assets	-	(1,638)
Acquisition of capital assets	-	(37,128)
	1	(38,766)
Financing activities
Payments on debts payable	(27,992)	(2,742)
Proceeds from loans and obligation payable	293,878	-
Issuance of common shares	-	75,750
	265,886	73,008
Increase (decrease) in cash during the period	195,283	(141,970)
Effect of foreign exchange on cash	(24,493)	2,172
Cash and cash equivalents, beginning of period	101,211	169,214
Cash and cash equivalents, end of period	$272,001	$29,416
Supplemental Information:
Interest paid	$16,040	$10,730
The following transactions which did not result in cash
flows have been excluded from financing activities:
Operating costs settled through the issuance of shares and
warrants	$-	$31,790
Settlement of debt through the assignment of receivables	$-	$190,000
Settlement of debt through the assignment of net profits interest	$-	$285,745
Loan receivable forgiven (Note 5)	$10,522	$-
Stock option compensation (Note 4)	$27,900	$-
The accompanying notes are an integral part of these consolidated interim financial statements.

#

.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to June 30, 2003 of $6,688,914, which includes a loss for the six-month period ended June 30, 2003 of $215,091.  The Company has also received a notice from a creditor demanding repayment of approximately $280,000 plus per diem interest of approximately $58 per day accrued from July 17, 2003 to the date of repayment (Note 6).  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise $500,000 in additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

#

2.

Major Customer and Supplier

During the six-month period ended June 30, 2003, export sales to Avani O2 Water Sdn Bhl ("Avani O2"), a Malaysian company controlled by a significant shareholder totaled $245,232 (2002 - $53,062). The Company also recognized royalty income of $19,589 (2002 - $Nil) and consulting income of $Nil (2002 - $20,542) from Avani O2 during the period. At June 30, 2003 and December 31, 2002, there were $91,200 and $4,949 amounts due, respectively, from Avani O2 in receivables. During the six-month periods ended June 30, 2003 and 2002, the Company purchased approximately 49% and 70% of its materials from one supplier.  At June 30, 2003 and December 31, 2002, there were $44,026 and $1,394, respectively, amounts due to that supplier in accounts payable.

1.

Obligations Payable

	June 30	December 31
	2003	2002
Assignment of net profits interest	$285,745	$285,745
Instalments received on sale of assets	440,816	125,507
	$726,561	$411,252

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

In October  2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building, related land and production equipment to Avani O2 for proceeds of CDN$1,650,000 (US$1,,224,490 at June 30, 2003 exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds will be received over two years in twenty-four monthly installments of CDN$70,620 (US$52,408) and a final payment of CDN$220,686 (US$163,774). As at June 30, 2003, installments of $440,816 (December 31, 2002 - $125,507) have been received from Avani O2 in connection with the sale of the Canadian property and production equipment.  Title to the property and production equipment will be transferred to Avani O2 when all of the instalments and payments have been received by the Company and the debt payable has been discharged. The gain on disposal of the properties is estimated to be CDN$537,000 (US$369,000 at an average exchange rate for the period) which will be deferred until the completion of the sale. Until such time, the installments received by the Company are recorded as obligations payable on the consolidated balance sheets.

#

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

In June 2003, the Company entered into investment agreements with two private investors to issue 5,000,000 shares of common stock at $0.06 per share for a total proceeds of $300,000.  As at June 30, 2003, the Company had not received any of the proceeds and thus no shares were issued.  In July 2003, the Company received approximately $166,500 of the proceeds.

b)

In connection with the above share issuance, the Company agreed to pay a finder's fee to a third party equal to 10% of the proceeds in cash, totaling $30,000, and 1,500,000 share purchase warrants.  These warrants are fully exercisable at any time within 5 years from the date when the proceeds are received, at an exercise price of $0.06 per share.  The warrants were valued at $59,900 based on the Black-Scholes option pricing model, using the following assumptions: dividend yield Nil%; risk-free interest rate 2.12%; expected volatility 289%; expected life 5 years.

c)

As at June 30, 2003 and December 31, 2002, the Company had 21,362,557 fully exercisable share purchase warrants outstanding.  Of this amount, 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. Another 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002.  These warrants are exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

d)

During the six-month period ended June 30, 2003, the Company granted 1,100,000 stock options to certain consultants as compensation for consulting services.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  Of these options, 30% vested immediately with the remaining 70% to be vested on the one year anniversary of the date of grant. The Company also granted 500,000 fully vested options to a consultant, which entitle the holder to purchase one share of the Company's common stock at $0.05 per share for a three year period. All of the above options were outstanding at June 30, 2003.

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  Unvested stock options are remeasured quarterly for the purpose of determining stock option compensation. As at June 30, 2003, the fair value of these options ($0.03 per option) was estimated using the following weighted average assumptions: a risk free interest rate of 0.43%, expected volatility of 289%, no dividend yield and an expected life of the options of 28 months.  Compensation expense was amortized over the vesting period and for the six-month period ended June 30, 2003, expense totaling $27,900 (2002 - $Nil) was charged against general and administration expenses.

#

4.

Capital Stock - Continued

On June 10, 2003, the Company granted 1,950,000 stock options to Company employees and directors. Of this amount, 1,150,000 stock options have an exercise period of two years.   Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year. Only 30% of the options granted during the period are exercisable immediately with the remaining 70% to be vested on the one year anniversary of the date of grant. Another 800,000 fully vested stock options have an exercisable period of 3 years and an exercise price of $0.05 per share. All of these options were outstanding at June 30, 2003.

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financing Accounting Standard (“SFAS”) No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

	For the six-month periods
	ended June 30
	2003	2002
Net loss, as reported	$(215,091)	$(82,946)
Deduct: Stock-based compensation expense
determined under fair-value based method
for all awards not included in net loss	(35,482)	-
Pro-forma net loss	$(250,573)	$(82,946)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.03)
Basic and diluted – pro-forma	$(0.03)	$(0.03)

The per share weighted average fair value of stock options granted to employees during 2003 was $0.03, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003:  expected dividend yield Nil%; expected volatility of 289%; risk-free interest rate of 0.57%; and an expected life of 29 months.

5.

Sale of Subsidiary

In 2003, the Company completed the sale of the Company’s interest in Avani Marketing Corporation an inactive wholly owned subsidiary, with a nil balance sheet to a director in exchange for $1 in cash.  In connection with the sale, the Company recorded a loss of $10,522 on the forgiveness of a loan receivable from a Malaysian company.

#

6.

Subsequent Event

On July 30, 2003, International Commercial Bank of Cathay (Canada), the mortgagee of the Company’s real properties has demanded full payment of all outstanding indebtedness owed to the mortgagee on or before September 30, 2003. As at July 30, 2003, the balance owing was approximately $280,000 plus per diem interest of approximately $58 per day accrued from July 17, 2003 to the date of repayment.

7.

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

#

Item 2. Management's Discussion and Analysis.

------------------------------------------------

The  following discusses the financial results and position  of the consolidated accounts  of  the  Company  and  its  wholly owned subsidiaries for the  periods indicated and should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

Results of Operations

Six Months Ended June 30, 2003 compared with Six Months Ended June 30, 2002.

Revenues for the six-month period ended June 30, 2003 were $393,343 representing an increase of 90.5% from revenues of $206,459 for the same period in 2002. The increase is based principally on higher international water sales which occurred during the recent quarter, slightly offset by lower domestic sales. The higher international sales are due to product purchases by Avani O2 Water Sdn Bhd ("Avani O2"), a Malaysian distributor controlled by a significant shareholder of the Company. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company pursuant to which the Company receives royalty income discussed below. The product sales to Avani O2 experienced in this quarter represent private label sales to support the recent expanded demand of the Avani O2's product in the Far East. Avani O2 has advised the Company that its current product demand in the Far East has exceeded Avani O2’s manufacturing capacity at its Malaysia plant. The Company believes that it will continue to provide sales to Avani O2 during the remainder of 2003 to meet the increased demand of the Avani O2 product.  The decrease in domestic water sales as well as local cooler sales and rentals reflects the lack of commissioned sales representatives whose services were suspended by the Company during 2001, and a reduction in the unit charge for the five gallon bottles sold locally. Revenues for the six-month period in 2003 consisted of $383,305 in water and supply sales (an increase of 95.3% from $196,247 for the same period in 2002) and $10,038 in cooler rentals and equipment sales (a nominal decrease from $10,212 for the same period in 2002).  Of the total revenue for the six-month period in 2003, $245,232 (or 62.3% of total sales) represented sales to Avani O2.  During the 2002 period, the Company had sales to Avani O2 in the amount of $53,062.

In addition, in October 2002, the Company entered into a Sale and Purchase Agreement with Avani O2, pursuant to which the Company sold all of the assets of its subsidiary consisting of its Canadian plant, equipment, and real estate to Avani O2. The agreement provides for fixed monthly payments, with a final lump sum payment in October 2004. The installments received are deferred as obligation payable on the consolidated balance sheets and any gain on disposal of the properties will also be deferred until the completion of the sale.

Cost of goods sold which includes depreciation for the six-month period in 2003 totaled $256,982 representing a 52.3% increase from $168,785 for the same period in 2002. Cost of goods sold as a percentage of sales was 65.3% for the 2003 period representing a decrease of 16.5% from 81.8% for the same period in 2002. The decrease in cost of goods sold as a percentage of sales for the 2003 period reflects the effect of the increased revenues relative to fixed costs and depreciation. Cost of goods sold for the six-month period in 2003 consisted of $196,235 in bottled water, supplies, coolers, related equipment, and delivery costs (an increase of 82.1% from $107,757 for the same period in 2002) and $60,747 in depreciation (a nominal decrease from $61,028 for the same period in 2002). The increase in costs of goods sold is due mainly to higher material and labor costs associated with the increased production. Gross profit for the six-month period in 2003 increased 262% to $136,361 from $37,674 for the same period in 2002 due to the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the six-month period in 2003 totaled $345,964, a nominal increase from $320,432 for the same period in 2002. General and administrative costs were $326,550 in 2003, a 10.1% increase from $296,407 in the same period in 2002. General and administrative costs included a $36,000 charge for an officer’s salary for the first six months in 2003 and there was no such expense for the same period in 2002. Such an increase was partially offset by reduced transportation and travel expenses. Marketing expenses totaled $19,414 for the six-month period in 2003 representing a decrease of 19.2% from $24,025 for the same period in 2002.

During the 2003 period, the Company recorded interest on debts payable which included mortgage interest of $16,040, an increase of 49.5% from $10,730 for the same period in 2002. Miscellaneous income for 2003 was $10,552 (which consisted of $1,485 in miscellaneous income, $19,589 in royalty income from Avani O2, and a loss of $10,522 on the forgiveness of a loan receivable from a Malaysia company), compared with $20,542 in 2002, which consisted of consulting income paid by Avani O2. During the six-month period in 2002, the Company satisfied $190,000 in outstanding loans by assigning to these lenders a net profits interest that it received under an agreement with Avani O2. Pursuant to the agreement, the Company contributed certain bottling equipment and granted Avani O2 the exclusive right and license to construct manufacturing facilities in Malaysia, and to produce and sell the Company’s proprietary water product worldwide. In exchange, the Company received a net profits interest equal to 30% of the after tax profits of the bottling operation. The net profits interest assigned to the lenders will revert back to the Company when the lenders have received from the net profits interest an amount equal to the satisfied loans. The Company did not record any net profit interest in the 2003 period.

Net loss for the six-month period in 2003 was $215,091 or $0.02 per share compared with a net loss of $82,946 or $0.03 per share.  The increase in net loss recorded during the period is due to the recognition of a $190,000 gain on settlement of debt in the six-month period ended June 30, 2002. The loss from operations decreased to $209,603 for the six-month period in 2002 from the same period in 2002 mainly due to the increase in export sales.

Liquidity and Capital Resources

As previously disclosed by the Company, on October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 Water Sdn. Bhd., a Malaysian company (“Avani O2”) (“Asset Sale Agreement”). Pursuant to the Asset Sale Agreement, the Company agreed to sell all of the assets of its subsidiary consisting of its plant, equipment, and real estate, on an “as is, where is” basis to Avani O2. The total consideration is $1,650,000 Canadian Dollars (CDN) (or $1,224,490 USD at June 30, 2003 exchange rates). The Asset Sale Agreement provides for 24 monthly instalments of $70,620 CDN (or $52,408 USD at June 30, 2003 exchange rates) commencing October 1, 2002 to and continuing to September 1, 2004, with a final payment of $220,686 CDN (or $163,774 USD at June 30, 2003 exchange rates) on October 1, 2004. Upon receipt of the final payment, the Company will transfer the assets to Avani O2. As of June 30, 2003, the Company has received $440,816 USD in payments from Avani O2. Please refer to the Company’s Form 10-KSB for the annual period ending December 31, 2002 and references therein for a more detailed discussion of the Asset Sale Agreement.

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 170,000 shares of common stock in exchange for services valued at $16,550. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loans outstanding. In exchange, the Company assigned fully reserved accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $285,745 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from the Company’s agreement with Avani O2 under which Avani O2 received certain licensing rights from the Company. The assignment of net profits interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans. In 2002, the Company raised a total of $75,750 from the private placement of its common stock and warrants. As discussed above, the Company also satisfied an outstanding payable in the amount of $124,800 in exchange for the issuance of its common stock and warrants which resulted in a controlling interest in the Company.

The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to fund its ongoing operations. As disclosed in Part II, Item 5. Other Information below, the Company received notice from its mortgagee demanding payment of its outstanding indebtedness in the amount of $280,017 plus per diem interest of approximately $58 per day accrued from July 17, 2003 to the date of repayment (based upon exchange rates as of July 30, 2003) on or before September 30, 2003.

Also, as disclosed in Part II, Item 5. Other Information below, the Company has entered into investment agreements with two investors to provide $300,000 in funds to the Company. The Company expects to use available cash and cash received from the investment agreements to satisfy its obligations under the mortgages described above.

As of June 30, 2003, the Company has sufficient cash to fund its operations for the next six months. As discussed below, the Company will be required to raise additional funds to finance its ongoing operations beyond the next six months.

As of June 30, 2003, the Company had a working capital deficiency in the amount of $364,030. Working capital deficiency as of December 31, 2002 was $459,362. The decrease in working capital deficiency is a result of payments received from Avani O2 in connection with the Asset Sale Agreement which was partially offset by the loss experienced during the period.

Property, plant and equipment, net of accumulated depreciation, totaled $1,477,420 on June 30, 2003. Property, plant and equipment, net of accumulated depreciation, totaled $1,421,026 on December 31, 2002. The increase is due to the difference in foreign exchange rates at the balance sheet dates, which was partially offset by the amortization that occurred during the period. There were no capital assets purchases during the period.

The Company continues to experience significant losses from operations and is uncertain as to when it will achieve profitable operations. The Company has an immediate need for capital, as it will not be able to fund its ongoing operations beyond the next six months with its existing capital. The Company presently is seeking to raise additional capital. In this regard, in July 2003, the Company received approximately $166,000 of a total commitment of $300,000 from two investors (See Part II, Item 5. Other Information below). The Company may be required to raise capital in addition to the stated amounts. If the Company is not successful in these endeavors, it likely will have a material adverse impact on the Company and its ability to conduct its business in the future. Consequently, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the  Company's  Annual  Report on Form 10-KSB for the period ending December 31, 2002).

During the quarter ended June 30, 2002, the Company initiated the search for business opportunities to acquire through a merger or share exchange. In this regard, management of the Company has conducted discussions and engaged in meetings with principals of a company located in mainland China. As of this date, no formal agreement has been entered into by the parties, and the Company can not predict whether the parties will enter into a formal agreement.

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

 New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

Within the 90-day period prior to the filing of this quarterly report on Form 10 QSB, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and(ii) the financial statements, and other financial information included in this quarterly report on Form 10 QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10 QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

On July 30, 2003, International Commercial Bank of Cathay (Canada), the mortgagee of the Company’s real properties has demanded full payment of all outstanding indebtedness owed to the mortgagee on or before September 30, 2003. The amount due on September 30, 2003 is $280,017 plus per diem interest of approximately $58 per day accrued from July 17, 2003 to the date of repayment (based upon exchange rates as of July 30, 2003).

As reported on the Company’s Form 8-K filed on August 1, 2003, on June 20, 2003, the Company entered into two separate Investment Agreements with Vee Voon Meng and Yip Sow Yen pursuant to which each party agreed to purchase 2,500,000 shares of common stock of the Company at a price per share equal to $0.06. The total consideration to be received by the Company is $300,000. On July 17, 2003 and July 24, 2003, Voon Meng paid $71,281.25 and $12,591.88, respectively, to the Company. On the same dates, Yip Sow Yen paid $70,000 and $12,591.88, respectively, to the Company. The Company expects the remaining amounts due under the Investments Agreements to be paid by each such party within the next 30-45 days. Immediately prior to the transactions, a total of 9,522,571 shares of common stock were issued and outstanding, and immediately after the transactions (assuming full payment and no other intervening transactions), a total of 14,522,571 shares of common stock will be issued and outstanding. After giving effect to the transactions (after payment of the full consideration), each investor will become a 17.2% shareholder of the Company.

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 99.1 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 99.2 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On June 26, 2003 the Company filed a Form 8-K to report events under Item 1., Change in Control and Item 5. Other Events.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVANI INTERNATIONAL GROUP, INC.

Date: August 12, 2003          /s/Dennis Robinson

 Dennis Robinson

 Treasurer and

                               Chief Accounting Officer

#