Form 10QSB
period 2003-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2003-11-19
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2003

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

$.001 par value, as of September 30, 2003 was 14,522,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                   Page   No.

       -Consolidated Interim Balance Sheets as of

        September 30, 2003 (unaudited) and December 31, 2002 (audited).3

       -Consolidated Interim Statements of Operations and

        Comprehensive Income (Loss) for the  Three-Month and Nine-Month Periods Ended September 30, 2003 and 2002 (unaudited).         4

       -Consolidated Interim Statements of Changes in Stockholders'

        Equity for the Nine-Month Periods Ended

        September 30, 2003 (unaudited).                                5

       -Consolidated Interim Statements of Cash Flows

        for the Nine-Month Period Ended September 30, 2003

        and 2002 (unaudited).                                          6

       -Notes to the Consolidated Interim Financial Statements.        7

Item 2. Management's Discussion and Analysis.                         11

Item 3. Effectiveness of the registrant’s disclosure controls

        and procedures.                                               18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                            19

Item 2. Changes in Securities.                                        19

Item 3. Defaults upon Senior Securities.                              19

Item 4. Submission of Matters to Vote of Securityholders.             19

Item 5. Other Information.                                            19

Item 6. Exhibits and Reports on Form 8-K.                             19

Signatures                                                            19

#

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	September 30	December 31
	2003	2002
Assets	(Unaudited)
Current
Cash and cash equivalents	$457,536	$101,211
Accounts receivable (net of allowance for doubtful accounts
in 2003 - $54,861; 2002 - $42,775) (Note 2)	291,423	43,819
Inventories	110,989	35,642
Prepaid expenses	16,764	2,891
	876,712	183,563
Loan receivable	-	10,000
Property, plant and equipment (Note 3)	1,432,659	1,421,026
Other assets	35,995	33,115
	$2,345,366	$1,647,704
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$328,111	$159,880
Accrued liabilities	124,932	53,594
Debts payable	100,254	334,311
Unearned revenue and deposits	111,920	95,140
	665,217	642,925
Obligations payable (Note 3)	872,455	411,252
	1,537,672	1,054,177
Stockholders’ Equity
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,522,571 (2002 – 9,522,571) common shares	14,523	9,523
Additional paid-in capital	7,605,213	7,291,813
Accumulated deficit	(6,601,399)	(6,473,823)
Accumulated other comprehensive loss
- foreign exchange translation	(210,643)	(233,986)
	807,694	593,527
	$2,345,366	$1,647,704
The accompanying notes are an integral part of these consolidated interim financial statements.

#

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)
	Three-month periods ended		Nine-month periods ended
	September 30		September 30
	2003	2002	2003	2002
Revenue
Bottled water and supply sales (Note 2)	$969,777	$81,462	$1,353,082	$277,709
Cooler rentals and equipment sales	5,060	4,469	15,098	14,681
	974,837	85,931	1,368,180	292,390
Cost of revenue
Cost of goods sold (excluding
depreciation)	574,309	44,885	770,544	152,642
Depreciation	30,599	30,513	91,346	91,541
	604,908	75,398	861,890	244,183
Gross profit	369,929	10,533	506,290	48,207
Operating expenses
Marketing	7,391	11,274	26,806	35,299
General and administration	284,321	118,962	610,871	415,393
	291,712	130,236	637,677	450,692
Income (loss) from operations	78,217	(119,703)	(131,387)	(402,485)
Other income (expenses)
Interest on debts payable	(7,921)	(8,526)	(23,961)	(19,256)
Miscellaneous income	17,220	20,604	27,772	41,146
Loss on settlement of payables	-	(531,069)	-	(531,069)
Gain on settlement of debt	-	-	-	190,026
Net income (loss) for the period	87,516	(638,694)	(127,576)	(721,638)
Foreign currency translation adjustment	5,701	(14,341)	23,343	(1,335)
Comprehensive income (loss) for
the period	$93,217	$(653,035)	$(104,233)	$(722,973)
Earnings (loss) per share - basic	$0.01	$(0.07)	$(0.01)	$(0.14)
Earnings (loss) per share - diluted	$-	$(0.07)	$(0.01)	$(0.14)
Weighted average shares outstanding	10,355,904	8,844,310	9,800,349	5,182,754
Diluted weighted average shares
outstanding	18,680,927	8,844,310	9,800,349	5,182,754
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2002	2,585,052	$2,585	$6,567,132	$(5,611,526)	$(238,565)	$719,626
Issuance of common stock and warrants for services and
Payables	4,160,000	4,160	651,709	-	-	655,869
Issuance of common stock and warrants for cash	2,777,519	2,778	72,972	-	-	75,750
Net loss for the year	-	-	-	(862,297)	-	(862,297)
Foreign exchange translation adjustment	-	-	-	-	4,579	4,579
Balance, December 31, 2002	9,522,571	9,523	7,291,813	(6,473,823)	(233,986)	593,527
Stock option compensation	-	-	48,400	-	-	48,400
Issuance of common stock in private placement, net of finder’s fee
paid in cash (Note 4)	5,000,000	5,000	265,000	-	-	270,000
Net loss for the period	-	-	-	(127,576)	-	(127,576)
Foreign exchange translation adjustment	-	-	-		23,343	23,343
Balance, September 30, 2003	14,522,571	$14,523	$7,605,213	$(6,601,399)	$(210,643)	$807,694
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
For the nine-months periods ended September 30	2003	2002
Cash provided by (used in)
Operating activities
Net loss for the period	$(127,576)	$(721,638)
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Settlement of debt through the assignment of receivables	-	(190,026)
Loss on settlement of payables through the issuance of
shares and warrants	-	531,069
Operating cost settled through issuance of shares and warrants	-	124,800
Depreciation	141,580	138,314
Loan receivable forgiven	10,522	-
Stock option compensation	48,400	-
(Increase) decrease in assets
Accounts receivable	(227,801)	7,918
Inventories	(65,660)	27,268
Prepaid expenses	(13,215)	(4,573)
Increase (decrease) in liabilities
Accounts payable	139,590	(116,755)
Accrued liabilities	65,382	5,298
Unearned revenue and deposits	761	7,904
	(28,017)	(190,421)
Investing activities
Proceeds from sale of subsidiary	1	-
Acquisition of other assets	-	(8,362)
Acquisition of property, plant and equipment	(3,430)	(37,128)
	(3,429)	(45,490)
Financing activities
Proceeds from loans and obligation payable	416,709	18,901
Issuance of common shares, net of issue costs	270,000	75,750
Payments on debts payable	(275,047)	(3,393)
	411,662	91,258
Increase (decrease) in cash during the period	380,216	(144,653)
Effect of foreign exchange on cash	(23,891)	(1,961)
Cash and cash equivalents, beginning of period	101,211	169,214
Cash and cash equivalents, end of period	$457,536	$22,600
Supplemental Information:
Interest paid	$20,473	$15,476
The following transactions which did not result in cash
flows have been excluded from financing activities:
Loss on settlement of payables through the issuance of shares
and warrants	$-	$531,069
Operating costs settled through the issuance of shares and warrants	$-	$124,800
Share issuance costs settled through the issuance of shares	$-	$31,790
Share issuance costs settled through the issuance of warrants	$59,900	$-
Settlement of debt through the assignment of receivables (Note 3)	$-	$190,026
Settlement of debt through the assignment of net profits interest	$-	$285,745
Loan receivable forgiven (Note 5)	$10,522	$-
Stock option compensation	$48,400	$-

#.

The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2003 and 2002

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to September 30, 2003 of $6,601,399, which includes a loss for the nine-month period ended September 30, 2003 of $127,576.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

#

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2003 and 2002

2.

Major Customer and Supplier

During the three-month period ended September 30, 2003, export sales to Avani O2 Water Sdn Bhd (“Avani O2”), a Malaysian company controlled by a significant shareholder totaled $755,280 (77%) (2002 - $692 (1%)). The Company also recognized royalty income of $19,037 (2002 - $9,725) and consulting income of $Nil (2002 - $Nil) from Avani O2 during the period.

During the nine-month period ended September 30, 2003, export sales to Avani O2 Water Sdn Bhd (“Avani O2”), a Malaysian company controlled by a significant shareholder totaled $1,000,512 (73%) (2002- $53,754 (18%)). The Company also recognized royalty income of $38,626 (2002 - $9,828) and consulting income of $Nil (2002 - $16,409) from Avani O2 during the period.

 At September 30, 2003 and December 31, 2002, there was $208,416 and $4,949 due, respectively, from this customer in accounts receivables.

During the nine-month periods ended September 30, 2003 and 2002, the Company purchased approximately 64% and 70% of its materials from one supplier.  At September 30, 2003 and December 31, 2002, there were $7,152 and $1,394 due to that supplier in accounts payable.

The Company records an allowance for doubtful accounts for all local sales receivables outstanding greater than 120 days. The allowance for doubtful accounts for export sales receivables is recorded based on specifically identified amounts believed to be uncollectible.  The criteria for the allowance provision include historical experience and a general assessment of the general financial conditions affecting its customer base.  If the Company’s actual collections experience changes, revisions to the allowance may be required.

1.

Obligations Payable

	September 30	December 31
	2003	2002
Assignment of net profits interest	$285,745	$285,745
Instalments received on sale of assets	586,710	125,507
	$872,455	$411,252

a)

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

#

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2003 and 2002

1.

Obligations Payable - Continued

b)

As at September 30, 2003, installments of $586,710 (December 31, 2002 - $125,507) have been received from Avani O2 in connection with the sale of the Canadian property and production equipment for proceeds of CDN$1,650,000 (US$1,219,515 at September 30, 2003 exchange rate) and applicable taxes. Title to the property and production equipment will be transferred to Avani O2 when all of the installments and payments have been received by the Company and the debt payable has been discharged. The gain on disposal of the properties is estimated to be CDN$537,000 (US$390,000) which will be deferred until the completion of the sale. Until such time, the installments received by the Company are recorded as obligations payable on the consolidated balance sheets.

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

In August 2003, the Company completed a private placement of 5,000,000 shares of common stock at $0.06 per share for gross proceeds of $300,000. In connection with the share issuance, the Company agreed to pay a finder's fee to a third party equal to 10% of the gross proceeds, totaling $30,000 in cash and 1,500,000 share purchase warrants.  These warrants are fully exercisable at any time within 5 years at an exercise price of $0.06 per share, expiring on September 2, 2008.  The warrants were valued at $59,900 based on the Black-Scholes option pricing model, using the following assumptions: dividend yield Nil%; risk-free interest rate 2.12%; expected volatility 289%; expected life 5 years.

b)

As at September 30, 2003, the Company had 22,862,557 (December 31, 2002 – 21,362,557) fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants were granted in connection with the share issuance (Note 4(a)), 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002.  These warrants are exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

Included in the diluted weighted average shares outstanding is 8,325,023 incremental shares related to these outstanding warrants.

c)

During the nine-month period ended September 30, 2003, the Company granted 1,100,000 stock options to certain consultants as compensation for consulting services.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  Of these options, 30% vested immediately with the remaining 70% to be vested on the one year anniversary of the date of grant. The Company also granted 500,000 fully vested options to a consultant, which entitle the holder to purchase one share of the Company's common stock at $0.05 per share for a three year period. On November 18, 2002, the Company granted 300,000 stock options to a consultant as compensation for consulting services.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year. Of these options, 30% vested immediately with the remaining 70% to be vested on the one year after the date of grant.  All of the above options were outstanding at September 30, 2003.

#

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2003 and 2002

4.

Capital Stock - Continued

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  Unvested stock options are remeasured quarterly for the purpose of determining stock option compensation. As at September 30, 2003, the fair value of these options ($0.06 per option) was estimated using the following weighted average assumptions: a risk free interest rate of 0.43%, expected volatility of 249%, no dividend yield and an expected life of the options of 24 months.  Compensation expense was amortized over the vesting period and for the nine-month period ended September 30, 2003, expense totaling $48,400 (2002 - $Nil) was charged against general and administration expenses.

On June 10, 2003, the Company granted 1,950,000 stock options to Company employees and directors. Of this amount, 1,150,000 stock options have an exercise period of two years.   Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year. Only 30% of the options granted during the period are exercisable immediately with the remaining 70% to be vested on the one year anniversary of the date of grant. Another 800,000 fully vested stock options have an exercisable period of 3 years and an exercise price of $0.05 per share. All of these options were outstanding at September 30, 2003.

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

	For the nine-month periods
	ended September 30
	2003	2002
Net loss, as reported	$(127,576)	$(721,638)
Deduct: Stock-based compensation expense
determined under fair-value based method
for all awards not included in net loss	(41,439)	-
Pro-forma net loss	$(169,015)	$(721,638)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.14)
Basic and diluted – pro-forma	$(0.02)	$(0.14)

The per share weighted average fair value of stock options granted to employees during 2003 was $0.03, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003:  expected dividend yield Nil%; expected volatility of 289%; risk-free interest rate of 0.57%; and an expected life of 26 months.

#

Avani International Group Inc.
Notes to the Consolidated Interim Financial Statements
(Expressed in US Dollars)
(Unaudited)
September 30, 2003 and 2002

5.

Sale of Subsidiary

In 2003, the Company completed the sale of the Company’s interest in Avani Marketing Corporation an inactive wholly owned subsidiary, with a nil balance sheet to a director in exchange for $1 in cash.  In connection with the sale, the Company recorded a loss of $10,522 on the forgiveness of a loan receivable from a Malaysian company.

6.

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company’s financial statements.

#

Item 2. Management's Discussion and Analysis.

------------------------------------------------

The Company has significant business relationships with Avani O2 Water Sdn. Bhd . (“Avani O2”), a Malaysian company and its affiliate. As discussed in the Company’s prior periodic, quarterly and annual filings, including the Company’s Form 10-KSB for the period ended December 31, 2002;

•

On February 18, 2000, the Company entered into an agreement with Avani O2 pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions and exclusions, including a 30% pre-tax net profits interest and 2% gross royalty interest payable to the Company.

•

On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”), pursuant to which the Company agreed to sell all of the assets of its subsidiary consisting of its plant, production equipment, and real estate to Avani O2.

•

Avani O2 is controlled by a significant shareholder of the Company.

Please refer to these filings for a broader description of the transactions and relationships with Avani O2 and its affiliate.

The  following discusses the financial results and position  of the consolidated accounts  of  the  Company  and  its  wholly owned subsidiaries for the  periods indicated and should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

Results of Operations

Three Months Ended September 30, 2003 compared with Three Months Ended September 30, 2002.

Revenues for the three-month period ended September 30, 2003 were $974,837 representing an increase of 1,034% from revenues of $85,931 for the same period in 2002. The increase is based principally on higher international water sales which occurred during the recent quarter attributable to product purchases by Avani O2. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company. The product sales to Avani O2 for the three month period in 2003 totaled $755,280. This amount represented private label sales to support the recent expanded demand of the Avani O2's product in the Far East. Avani O2 has advised the Company that its current product demand in the Far East has exceeded Avani O2’s manufacturing capacity at its Malaysian plant. The Company believes that it will continue to provide sales to Avani O2 until October 2004 (when the Assets Sale Agreement is completed) in order to meet the increased demand of the Avani O2 product. The limited domestic water sales as well as local cooler sales and rentals reflect the lack of commissioned sales representatives whose services were suspended by the Company during 2001. The Company expects to re-institute the use of commissioned sales representatives in the beginning of 2004 in an effort to increase local sales of 5 gallon bottles. Revenues for the three-month period in 2003 consisted of $969,777 in water and supply sales (an increase of 1,090% from $81,462 for the same period in 2002) and $5,060 in cooler rentals and equipment sales (a 13.2% increase from $4,469 for the same period in 2002).  Of the total revenue for the three-month period in 2003, sales to Avani O2 represented 77% of total sales.  During the three-month period in 2002, the Company had sales to Avani O2 in the amount of $692.

Cost of revenue which includes depreciation for the three-month period in 2003 totaled $604,908 representing a 702% increase from $75,398 for the same period in 2002. Cost of revenue as a percentage of sales was 62.1% for the 2003 period representing a decrease of 25.6% from 87.7% for the same period in 2002. The decrease in cost of revenue as a percentage of sales for the 2003 period reflects the effect of the increased revenues on fixed costs and depreciation. Cost of revenue for the three-month period in 2003 consisted of $574,309 in bottled water, supplies, coolers, related equipment, and delivery costs (an increase of 1,180% from $44,885 for the same period in 2002) and $30,599 in depreciation (a nominal increase from $30,513 for the same period in 2002). The increase in costs of revenue is due mainly to higher material and labor costs associated with the increased production. Gross profit for the three-month period in 2003 increased 3,412% to $369,929 from $10,533 for the same period in 2002 due to the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the three-month period in 2003 totaled $291,712, a 124% increase from $130,236 for the same period in 2002. General and administrative costs were $284,321 in 2003, a 139% increase from $118,962 in the same period in 2002. General and administrative costs included a $18,000 charge for an officer’s salary, $20,500 stock option compensation expense, and an exchange loss of $68,787. No such charges were recorded in the comparable 2002 period. The general and administrative amounts in 2003 were partially offset by reduced transportation and travel expenses in the 2003 compared with the same period in 2002. Marketing expenses totaled $7,391 for the three-month period in 2003 representing a decrease of 34.4% from $11,272 for the same period in 2002.

During the three-month period ended September 30, 2003, the Company recorded interest on debts payable which included mortgage interest of $7,921, a decrease of 7.1% from $8,526 for the same period in 2002. Miscellaneous income for 2003 was $17,220 (which consisted of $1,314 in miscellaneous income and $15,906 in royalty income from Avani O2), compared with $20,604 in 2002, which included $4,131 in consulting income and $9,725 in royalty income paid by Avani O2. As previously reported by the Company, during 2002, the Company incurred a loss in the amount of $531,069 in connection with the settlement of an outstanding payable in the amount of $124,800 owed to a consultant, who is an affiliate of Avani O2. The Company issued 4,160,000 shares of its common stock and stock purchase warrants to acquire 12,480,000 shares of its common stock to the consultant in exchange for the cancellation of the indebtedness. As a result, the consultant became a controlling shareholder of the Company. The Company did not record a similar loss for the 2003 period.

Net income for the three-month period in 2003 was $87,516 or $0.01 per share compared with a net loss of $(638,694) or $(0.07) per share for the same period in 2002.  The change from a net loss to a net profit for the period is due to improved operating performance of the Company resulting from Avani O2 purchases coupled with the non-recurrence of a loss on settlement of payable which was experienced in 2002. During the 2003 period, the Company has a foreign currency adjustment of $5,701, contrasted with $(14,341) in 2002. Comprehensive income was $93,217 for the three-month period ended September 30, 2003 from a comprehensive loss of $653,035 for the same period in 2002.

Nine Months Ended September 30, 2003 compared with Nine Months Ended September 30, 2002.

Revenues for the nine-month period ended September 30, 2003 were $1,368,180 representing an increase of 368% from revenues of $292,390 for the same period in 2002. The increase is based principally on higher international water sales to Avani O2. Product sales to Avani O2 for the nine-month period in 2003 totaled $1,000,512. Revenues for the nine-month period in 2003 consisted of $1,353,082 in water and supply sales (an increase of 387% from $277,709 for the same period in 2002) and $15,098 in cooler rentals and equipment sales (a 2.8% increase from $14,681 for the same period in 2002).  Of the total revenue for the nine-month period in 2003, sales to Avani O2 represented 73% of total sales.  During the 2002 period, the Company had sales to Avani O2 in the amount of $53,754.

Cost of revenue which includes depreciation for the nine-month period in 2003 totaled $861,890 representing a 253% increase from $244,183 for the same period in 2002. Cost of revenue as a percentage of sales was 63% for the 2003 period representing a decrease of 20.5% from 83.5% for the same period in 2002. The decrease in cost of revenue as a percentage of sales for the 2003 period reflects the effect of the increased revenues on fixed costs and depreciation. Cost of revenue for the nine-month period in 2003 consisted of $770,544 in bottled water, supplies, coolers, related equipment, and delivery costs (an increase of 405% from $152,642 for the same period in 2002) and $91,346 in depreciation (a nominal decrease from $91,541 for the same period in 2002). The increase in costs of revenue is due mainly to higher material and labor costs associated with the increased production. Gross profit for the nine-month period in 2003 increased 950% to $506,290 from $48,207 for the same period in 2002 due to the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the nine-month period in 2003 totaled $637,677, a 41.5% increase from $450,692 for the same period in 2002. General and administrative costs were $610,871 in 2003, a 47.1% increase from $415,393 in the same period in 2002. General and administrative costs included a $54,000 charge for an officer’s salary for the first nine months in 2003, $48,400 allocable to stock options, and an exchange loss of $68,787. No such charges were recorded in the comparable 2002 period. The amounts in 2003 were partially offset by reduced transportation and travel expenses in the 2003 compared with the same period in 2002. Marketing expenses totaled $26,806 for the nine-month period in 2003 representing a decrease of 24.1% from $35,299 for the same period in 2002.

During the 2003 period, the Company recorded interest on debts payable which included mortgage interest of $23,961, an increase of 24.4% from $19,256 for the same period in 2002. Miscellaneous income for 2003 was $27,772 (which consisted of $2,452 in miscellaneous income, $(2,784) in foreign exchange loss, $38,626 in royalty income from Avani O2, and a loss of $(10,522) on the forgiveness of a loan receivable from a Malaysia company), compared with $41,146 in 2002, which included $16,409 in consulting income and $9,828 in royalty income paid by Avani O2. As previously reported by the Company, during the nine month period in 2002, the Company incurred a loss in the amount of $531,069 in connection with the settlement of an outstanding payable to a consultant and shareholder, who is now a controlling shareholder and an affiliate of Avani O2. The Company did not record a similar loss for the 2003 period. During the nine-month period in 2002, the Company also satisfied $475,771 in outstanding loans by assigning to these lenders certain fully reserved accounts receivable and the net profits interest that it is entitled to receive under the agreement with Avani O2. The recovery related to $190,026 of these receivables has been recorded as a gain on settlement of debt. The net profits interest assigned to the lenders will revert back to the Company when the lenders have received from the net profits interest an amount equal to the satisfied loans. The Company did not record any net profit interest in the 2003 period.

Net loss for the nine-month period in 2003 was $127,576 or $0.01 per share compared with a net loss of $721,638 or $0.14 per share for the same period in 2002.  The decrease in net loss recorded during the period is due to improved operating performance of the Company resulting from Avani O2 purchases coupled with the non-recurrence of a loss on settlement of payable which was experienced in 2002. During the 2003 period, the Company has a foreign currency adjustment of $23,343 contrasted with $(1,335) for the same period in 2002. Consequently, comprehensive loss decreased to $104,233 for the nine-month period in 2003 from $722,973 for the same period in 2002.

Liquidity and Capital Resources

Pursuant to the Asset Sale Agreement, the Company agreed to sell all of the assets of its subsidiary consisting of its plant, equipment, and real estate, on an “as is, where is” basis to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,219,515 USD at September 30, 2003 exchange rates) plus applicable taxes and interests. The Asset Sale Agreement provides for 24 monthly instalments of $70,620 CDN (or $52,195 USD at September 30, 2003 exchange rates) commencing October 1, 2002 to and continuing to September 1, 2004, with a final payment of $220,686 CDN (or $163,109 USD at September 30, 2003 exchange rates) on October 1, 2004. Upon receipt of the final payment, the Company will transfer the assets to Avani O2. As of September 30, 2003, the Company has received $586,710  USD in payments from Avani O2. Please refer to the Company’s Form 10-KSB for the annual period ending December 31, 2002 and references therein for a more detailed discussion of the Asset Sale Agreement.

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

The Asset Sale Agreement with Avani O2 provides for fixed monthly payments, with a final lump sum payment in October 2004. The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to fund its ongoing operations. The installments received from Avani O2 are deferred as obligations payable on the consolidated balance sheets and any gain on disposal of the properties will also be deferred until the completion of the sale.

In September 2003, the Company completed transactions with two investors pursuant to which the Company received $300,000 and issued a total of 5,000,000 shares of common stock to such investors.

As of September 30, 2003, the Company has sufficient cash to fund its operations for the next 9 to 12 months. As discussed below, the Company  plans to raise additional equity and debt capital as necessary  to finance its  operating and capital requirements .

As of September 30, 2003, the Company had working capital in the amount of $211,495. Working capital deficiency as of December 31, 2002 was $459,362. The increase in working capital is a result of payments received from Avani O2 during the nine months of 2003 in connection with the Asset Sale Agreement and capital raised during the 2003 period, which was partially offset by the loss experienced during the nine month period. On September 30, 2003, the Company paid off its existing mortgages in the amount $287,713  owed to International Commercial Bank of Cathay (Canada) with respect to its real properties.

Property, plant and equipment, net of accumulated depreciation, totaled $1,432,659 on September 30, 2003. Property, plant and equipment, net of accumulated depreciation, totaled $1,421,026 on December 31, 2002. The increase is due to the difference in foreign exchange rates at the balance sheet dates, which was partially offset by the amortization that occurred during the period. There was $3,430 in capital asset purchases during the period.

Historically, the Company has experienced significant losses from operations. However, during 2003, the Company’s operations improved due to the product sales to Avani O2 as discussed above. The Company expects to continue to supply product to Avani O2 to October 2004, when it transfers its property and production equipment to Avani O2. As a result of these expected future sales and future payments from Avani O2 under the Asset Sale Agreement, the Company believes that it will have sufficient capital to meet its operating requirements for the next 9 to 12 months. The Company recognizes that it will be required to seek other business opportunities in the near future as the Asset Sale Agreement with Avani O2 completes in October 2004. In the event that additional funding is required, the Company plans to raise additional capital through a combination of equity and debt financing.

In their auditors’ report on the consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the  Company's  Annual  Report on Form 10-KSB for the period ending December 31, 2002).

Since the second quarter of 2002, the Company began searching for business opportunities to acquire through a merger or share exchange. Management of the Company has conducted discussions and engaged in meetings with principals of a number of private companies, however, the Company was unable to reach a formal agreement with such parties. The Company continues to search for other business opportunities to acquire, however, it cannot predict whether it will be successful in its efforts.

Cautionary Statements.  Readers  are urged to refer to the section entitled "Cautionary Statements  in the  Company's  Form 10-KSB  for  the period ended December 31, 2002  and elsewhere therein for  a broader  discussion of such risks and uncertainties. These risks include the lack of profitable operations, limited distribution channels, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Critical Accounting Policies

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

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees.  As at September 30, 2003, there were no stock-based compensation awarded to employees and the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

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

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company’s financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At September 30, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

In September 2003, the Company completed transactions with two investors pursuant to which the Company received $300,000 and issued a total of 5,000,000 shares of common stock to such investors.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On September 5, 2003 the Company filed a Form 8-K/A to report events under Item 1., Change in Control.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVANI INTERNATIONAL GROUP, INC.

Date: November 18, 2003        /s/ Dennis Robinson

 Dennis Robinson

 Treasurer and

                               Chief Accounting Officer

#