Form 10KSB
period 2003-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2004-04-12
CIK 1048701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the period ended December 31, 2003

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________ to ___________.

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

Yes: ☒    No: ☐

Yes: ☒    No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for the most recent fiscal year. $1,760,104.

As of April 8, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $145,992. This calculation is based upon the average of the bid price of $0.07 and asked price of $0.30 of the common stock on April 8, 2004.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of April 8, 2004 was 14,522,571.

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

General.

The Company was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. As of December 31, 2003, the Company has two wholly owned subsidiaries; Avani Oxygen Water Corporation (formerly Avani Water Corporation), and Avani International Marketing Corporation.

Avani Oxygen Water Corporation was organized under the laws of the Province of British Columbia (Canada) on December 8, 1995. Avani International Marketing Corp. was incorporated under the laws of the Province of British Columbia on September 22, 1999. On January 23, 2003, the Company divested itself of Avani Marketing Corp. by transferring all of the issued and outstanding shares of common stock to a director for nominal consideration. At the time of divestiture, Avani Marketing had no assets and no liabilities.

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

The Company sells its product in the greater Vancouver metropolitan area and internationally, from time to time, to the United States, Hong Kong, Malaysia, Japan and Australia. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. The Company's sales nationally and internationally, except in Malaysia, have been limited. In 2003, the Company sold principally to Avani O2 Water Sdn. Bhd. (“Avani O2”) in Malaysia.

As disclosed elsewhere herein, the Company has entered into two significant agreements with Avani O2, a Malaysian Company. Mr. Chin Yen Ong, the Company’s largest shareholder, is a director and 30% shareholder of Avani O2. Mr. Ong also is the nephew of the Company’s President.

The Company and Avani O2 entered into an agreement in February 2000, as amended on January 15, 2002, and on January 23, 2003, pursuant to which, among other terms, the Company granted Avani O2 licensing rights to establish a bottling facility in Malaysia. The Company also contributed bottling equipment relating to its proprietary technology to the Malaysian bottling facility. In exchange, the Company received a 2% royalty from all licensed products and a 30% before tax profits interest generated by the bottling equipment. As amended in January 2002, the Company also granted Avani O2 the right of first refusal to the license to produce and sell the Company’s proprietary water product. The rights granted Avani O2 are exclusive worldwide excepting worldwide sales (including Canada) emanating from the Company’s Vancouver plant.

On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corporation entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”), pursuant to which, the Company has agreed to sell to Avani O2 all of the assets of its subsidiary consisting of its plant, equipment, and real estate located in Vancouver, for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,272,645 USD at 2003 year end exchange rates). The Asset Sale Agreement provides for 24 monthly instalments of $70,620 CDN (or $54,469 USD at year end exchange rates) commencing October 1, 2002 to and continuing to September 1, 2004, with a final payment of $220,686 CDN (or $170,217 USD at year end exchange rates) on October 1, 2004. Upon receipt of the final payment, the Company will transfer the assets to Avani O2. Despite the Asset Sale Agreement, the Company expects to continue promoting its water products both domestically and internationally at least for the period to the final payment date of October 2004. The Company believes that following the transfer of assets to Avani O2, it will either sell its water business to a third party, including Avani O2, or enter into a co-packing arrangement with Avani O2 and continue to maintain its local and national business and part of its international business. At this time, the Company has discussed a co-packing arrangement with Avani O2, however, a formal agreement has not been entered into with Avani O2.

In addition to promoting its bottled water business, during fiscal 2003, the Company sought other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It also may purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. Substantial dilution may result to existing shareholders upon consumation of such a business combination.

Regulation of Bottled Water Industry.

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

The Company's unique oxygenation process yields a water containing 26.4 mg/L (or 26.4 ppm) of dissolved oxygen which is approximately three times higher than the oxygen content level in Evian brand water or ordinary tap water. Internal tests performed by the Company indicate that 24 hours after opening a sealed bottle of Avani Water, the oxygen content is reduced to approximately 24 ppm. Ordinary water and most bottled water (unopened) contain less than 9 ppm of oxygen.

During fiscal years ending December 31, 2003 and December 31, 2002, the Company had no research and development costs.

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

The Company purchased the plant equipment in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the production of the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 2003, the plant is operating at 68.9% of capacity using one 40 hour shift. An additional 40 hour shift can be added to increase production capacity.

The overall working condition of the Company’s plant and equipment is good to excellent. All of the bottling equipment will operate reliably at the maximum capacity rated by each respective manufacturer. The Company’s trucks and forklifts are all in good working condition.

The Company is a member in good standing of NSF International and the International Bottled Water Association.

Sales and Distribution.

The Company’s products are sold in the greater Vancouver metropolitan area and internationally from time to time in the United States, Hong Kong, Malaysia, Singapore, Japan and Australia. During 2003, the Company sold its products internationally through Avani O2 in Malaysia and independent distributors located in Japan and Singapore. As described elsewhere herein, Avani O2 was the largest of customer of the Company in 2003.

The Company provides delivery of five gallon bottles in the Vancouver metropolitan area to business and residential customers, and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. At times, the Company has contracted with commissioned sales agents to solicit local accounts for its five gallon product, although these agents were not used during 2002 and 2003. The Company also leases water coolers to its customers, which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 3 or more bottles per month. The customer pays a one time bottle deposit charge of $10.00(CDN)per bottle, a one time cooler deposit charge of $100(CDN), and an annual cooler lease charge of $110(CDN).

The Company owns and operates three delivery vehicles and subcontracts two delivery companies to service its customers. As of December 31, 2003, the Company has approximately 1,000 customers. Revenues from its five gallon bottles represent approximately 12% of total water sales in 2003.

The Company also directly markets its 500 ml and 1.5 liter PET products to a limited number of specialty food outlets in the Vancouver area. As of December 31, 2003, direct sales to local retail outlets has been insignificant.

During fiscal 2003, the Company sold its PET products internationally to Malaysia, Singapore, and Japan. Product sales to these markets have been limited, except for sales to Malaysia through Avani O2. Avani O2 was the largest distributor in 2003 accounting for $1,487,664 or 85.6% of total water sales. The Company expects to continue to sell its product to Avani O2 through October 2004, when it will transfer its assets to Avani O2 under the Asset Sale Agreement. Sales beyond 2004 to Avani O2 cannot be predicted at this time, and will be subject to the Company reaching a co-packing or other agreement with Avani O2 with respect to the Company’s use of the Vancouver facility. The Company cannot predict whether it will be able to establish an acceptable arrangement with Avani O2.

Despite the uncertainty of an arrangement with Avani O2 as discussed above, the Company's sales development plan for 2004 includes the increase of local and national sales to distributors, and the expansion of sales to existing and new international markets through existing and other sales channels. In addition, the Company intends to re-instate the commissioned sales representatives during the second half of fiscal 2004 in an effort to increase local sales of its five gallon product.

In connection with the Company’s international marketing efforts, in January 2000, the Company entered into an agreement with an unaffiliated Malaysian company to assist the Company in establishing distributors and other marketing channels for the Company’s product on a worldwide basis, with principal concentration in Malaysia and other Asian markets. Pursuant to the agreement, the Company reimburses the Malaysian company for its expenses and commissions paid, if any, on a monthly basis. In addition, during January 2001, the Company contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote the Company’s products to the Asian market. In exchange, the Company agreed to pay Mr. Ong the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for issuing 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company. The stock purchase warrants are exercisable in whole or in part at any time on or before five years from July 15, 2002 at an exercise price of; $0.03 if on or before July 15, 2004, $0.05 if on or before July 15, 2006, and $0.07 if on or before July 15, 2007. As of December 31, 2003, Mr. Ong is a controlling stockholder of the Company, and is a director and 30% shareholder of Avani O2. Mr. Ong is the nephew of the Company’s President.

Agreements with Avani O2.

On February 18, 2000, the Company entered into an agreement with Avani O2 Water Sdn. Bhd., a Malaysian company (“Avani O2”), pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions and exclusions. The rights granted excluded Canada and worldwide sales from the Company’s Vancouver plant. Under the original agreement, Avani O2 was required to pay the Company a licensing fee of

$500,000 for each manufacturing facility constructed, and the Company would receive a 2% gross royalty, and a 20% after tax net profits interest from the operations of Avani O2. In addition, Avani O2 would be required to purchase certain equipment relating to the oxygen enrichment technology at a price to be negotiated by the parties. The term of the agreement was 30 years. The agreement was amended by the parties on September 5, 2001. On January 15, 2002, the parties further amended the agreement, and the agreement, as amended, is summarized as follows; (i) the $500,000 licensing fee payable to the Company has been waived, (ii) Avani O2 will not be required to purchase the equipment relating to the technology, rather the Company will allow the use of its equipment for the manufacture and production of the water product at a Malaysian bottling facility designated by Avani O2, (iii) the Company will provide the design and layout of the Malaysian bottling facility, and will assist Avani O2 to install and commission the equipment at the facility, and (iv) the Company will receive a 2% gross royalty on the sale of all licensed products by Avani O2 and 30% of the after tax profits generated by Avani O2 from the contributed bottling equipment. In addition, the rights granted to Avani O2 were changed from the exclusive worldwide rights (except for Canada and sales from Canada) referenced above to a right of first refusal to the worldwide rights (except for Canada and sales from Canada). On January 23, 2003, the parties further amended that agreement, and that amendment is summarized as follows: (i) the frequency of royalty payment was changed from yearly to quarterly; (ii) the 30% profits interest was changed from after tax to pre tax, and (iii) the frequency of net profit payment is due within 90 days of the end of each quarter.

As of this date, Avani O2 has leased and, with assistance of the Company, constructed a bottling facility in Malaysia. The manufacturing operations commenced during April 2002. The Company believes that it has performed all of its requirements under this agreement with Avani O2. At this time, the Company cannot predict the amount of revenues attributable to its royalty and net profits interests that it will receive from the Malaysian operation. During 2003, the Company believes that it is entitled to receive income of $358,735 and $37,706, respectively, attributable to the 30% net profit interest and 2% royalty interest in the Avani O2 operations. The amounts have not been paid by Avani O2. For the year ended December 31, 2003, the Company recognized $37,706 of royalty income from Avani O2. During 2001, the Company assigned the right to receive revenue from the net profits interests to two lenders who had provided loans to the Company. The two lenders have a collective right to receive $285,745 in revenues attributable to this net profits interest. The Company is uncertain when the net profit interest will be received from Avani O2 as such has not recorded any income from such interests. Any amount to be received by the Company attributable to the net profits interest of Avani O2 will be subject to the agreement with the two lenders discussed above.

On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”). Pursuant to the Asset Sale Agreement, the Company agreed to sell all of the assets of its subsidiary consisting of its plant, equipment, and real estate, on an “as is, where is” basis to Avani O2. The total consideration is $1,650,000 Canadian Dollars (CDN) (or $1,272,657 USD at year end exchange rates). In addition, the Purchaser is responsible for the payment of all transfer taxes. The total purchase price is payable in 24 monthly instalments of $70,620.00 CDN (or $54,470 USD at 2003 year end exchange rates) from October 1, 2002 to September 1, 2004, with a final payment of $220,686.00 CDN (or $170,217 USD at 2003 year end exchange rates) on October 1, 2004. Interest accrues on the unpaid balance at the rate of 8% per annum calculated annually, and shall be payable on October 1, 2004. In connection with the agreement, the Company and Avani O2 also entered into an escrow agreement with an escrow agent pursuant to which title to the land and equipment was placed in escrow pending payment of the full purchase price by Avani O2.

Avani O2 has made its required monthly payments to the Company during 2002 and 2003. The sale price has been allocated as follows; $650,000 CDN for equipment and $1,000,000 CDN for land and buildings. If Avani O2 defaults on the payment of any amount to the Company, the agreement will be null and void and all prior payments made by Avani O2 will be forfeited. If the Company is unable to deliver clear and unencumbered title to the assets within 30 days from the final payment date or a reasonable time thereafter, the agreement will be null and void and all prior payments made by Avani O2 must be returned by the Company. The agreement also provides for the pricing of any bottled water purchased by Avani O2 during the period from the agreement date to the final payment date. The pricing, however, can be changed with the mutual consent of the parties. These sales of bottled water were not included in the sale price of the property and equipment and were only recognized as products were delivered.

The transaction was approved by the Board of Directors on October 25, 2002 and by a majority of shareholders on November 5, 2002. Mr. Ong, the Company’s largest shareholder, voted in favor of the transaction. He also is a director and a 30% shareholder of Avani O2.

Backlog.

The Company had no backlog for the year ended December 31 2003. There is no seasonal impact on the Company's worldwide sales.

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

Employees.

As of December 31, 2003, the Company has 21 employees, which includes one officer of a subsidiary. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company maintains its production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

As discussed elsewhere herein, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corporation, entered into the Asset Sale Agreement with Avani O2, pursuant to which the Company agreed to sell to Avani O2 all its subsidiary’s assets, which includes its real estate.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

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

2001	Low Bid	High Bid
1st Quarter	0.01	0.07
2nd Quarter	0.02	0.05
3rd Quarter	0.01	0.15
4th Quarter	0.03	0.12

2002	Low Bid	High Bid
1st Quarter	0.03	0.07
2nd Quarter	0.03	0.06
3rd Quarter	0.02	0.03
4th Quarter	0.01	0.03

2003	Low Bid	High Bid
1st Quarter	0.02	0.02
2nd Quarter	0.01	0.05
3rd Quarter	0.03	0.05
4th Quarter	0.03	0.07

In July 2001, the Company effected a 10 for 1 reverse stock split. The above share prices are actual prices. As of December 31, 2003, there are 728 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.

The Company’s Equity Compensation Plan Information is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	450,000	(1)	450,000
Equity compensation plans not approved by security holders (2)	3,400,000	(2)	3,400,000
Total	3,850,000	(1)(2)	3,850,000

(1).	This Equity Compensation Plan relates to the Company’s 2000 Stock Option Plan (the "2000 Plan"). On June 10, 2003, stock options with rights to acquire 225,000 shares of common stock of the Company were granted to each of Dennis Robinson and Jeffrey Lightfoot, two directors of the Company. All of the options granted to these two directors were comprised of options available under the 2000 Plan. Of the total amount granted, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year. The option expire on the earlier of; two years from the grant date, one year after the optionee relationship with the Company is terminated by reason of death or disability, or within three months from the date the Optionee ceases to serve as a director of the Company. (See “Item 10. Executive Compensation”).

(2).	The Company has a total of 3,400,000 stock options or stock warrants which have not been approved by its stockholders outstanding as of December 31, 2003 which are described in part below.

(A).	On November 18, 2002, the Company granted stock options to a consultant who also is an employee of Avani O2 to acquire 300,000 shares of the Company’s common stock, 30% of which vest immediately upon grant, and the balance vest on the first anniversary of the grant. The exercise price is $0.05 per share if exercised during the first year and $0.30 if exercised during the second year. The option term is two years from the grant date.

(B).

On June 10, 2003, stock options with rights to acquire a total of 1,800,000 shares of common stock of the Company were granted to seven individuals who are employees or consultants of the Company. Of the total amount, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year (See “Item 12 Certain Relationships and Related Transactions”).

(C).	On June 10, 2003, stock options with rights to acquire a total of 1,300,000 shares of common stock of the Company were granted to three individuals who are employees or consultants of the Company. The total amount vested on the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the option term (See “Item 12 Certain Relationships and Related Transactions”).

Recent Sales of Unregistered Securities.

On June 20, 2003, the Company entered into two separate Investment Agreements with Vee Voon Meng and Yip Sow Yen pursuant to which each party agreed to purchase 2,500,000 shares of common stock of the Company at a price per share equal to $0.06 for a total consideration of $300,000. On July 17, 2003 and July 24, 2003, Voon Meng paid $71,281.25 and $12,591.88, respectively, to the Company. On the same dates, Yip Sow Yen paid $70,000 and $12,591.88, respectively, to the Company. On September 2, 2003, the Company received the remaining funds due under the respective Investment Agreements.

In connection with the transactions, the Company agreed to pay a finder’s fee to Tee Ah Siew, a consultant to the Company. The finder’s fee is 10% of the total cash received or $30,000, and certain stock purchase warrants to acquire 1,500,000 shares of common stock of the Company. The stock purchase warrants are exercisable at $0.06 per share and expire five years from the funding date.

The above common stock issuances were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act and under Regulation S promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities. Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act of 1933, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on and persons acting on behalf of any of the foregoing, and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing. An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The Company has complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that each persons is a non-U.S. person with address in a foreign country and having each persons made representation to the Company certifying that he or she is not a U.S. person and is not acquiring the common stock for the account or benefit of a U.S. person other than persons who purchased common stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the common stock in accordance with the registration provisions of the Act or an exemption therefrom, or in accordance with the provisions of the Regulation.

Item 6. Management's Discussion and Analysis.

As discussed elsewhere herein, the Company has significant business relationships with Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company and its affiliate, which are summarized below.

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

  Avani O2 is controlled by a significant shareholder of the Company.

  The Company is going to propose to provide management services to or merge with Avani O2 after the completion of the sale of equipment and property. Both parties have not agreed on any plan, proposal, letter of understanding, agreement or arrangement yet. There is no guarantee that both parties will be able to reach any agreement or accomplish the acquisition between the Company and Avani O2.

The following discusses the financial results and position of the consolidated accounts of the Company and its wholly owned subsidiaries for the periods indicated and should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

Results of Operations.

Fiscal year end 2003 compared with Fiscal year end 2002.

Revenues for fiscal year ended December 31, 2003 were $1,760,104 representing an increase of $1,394,274 or 381% from revenues of $365,830 for the comparable period in 2002. The Company’s revenues in 2003 consisted of $1,738,460 in water and supply sales (an increase of $1,395,189 or 406% from $343,271 for the prior period), and $21,644 in cooler rentals and equipment sales (a decrease of $915 or 4.1% from $22,559 for the prior period). During 2003, $1,533,121 or 88% of total water sales were international sales contrasted with $102,625 or 29. 9% of total water sales in 2002.

The increase in revenues is due to a significant rise in sales to Avani O2, a substantial portion of which occurred in the third quarter of 2003. In the third quarter of 2003, product sales to Avani O2 were $755,280, and for the entire fiscal year, product sales to Avani O2 were $1,487,664.

Sales to Avani O2 in 2002 were $53,754. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company. Sales to Avani O2 represent private label sales to support the recent expanded demand of the Avani O2's product in the Far East. Avani O2 has advised the Company that its current product demand in the Far East has exceeded Avani O2’s manufacturing capacity at its Malaysian plant. The Company believes that it will continue to provide sales to Avani O2 until October 2004 (when the Assets Sale Agreement is completed) in order to meet the increased demand of the Avani O2 product. The limited domestic water sales as well as local cooler sales and rentals reflect the lack of commissioned sales representatives whose services were suspended by the Company during 2001. The Company expects to re-institute the use of commissioned sales representatives in the second half of 2004 in an effort to increase local sales of 5 gallon bottles.

Cost of revenue for the 2003 period totaled $1,203,614 or 68% of total revenue contrasted with $338,643 or 92.6% of total revenue for the 2002 period. Cost of revenue in 2003 consisted of $1,058,887 in direct materials (bottled water, supplies, coolers and related equipment), labor, production overhead, and delivery costs (an increase of $855,541 or 421% from $203,346 for the prior period) and $144,727 in depreciation (an increase of $9,430 or 6.9% from $135,297 for the prior period). The decrease in cost of revenue as a percentage of sales for the 2003 period reflects the effect of the increased revenues on fixed and variable production costs. Gross profit for the 2003 period increased 241% to $556,490 from $27,187 for the prior period for the reasons discussed above.

Operating expenses which include marketing expenses and general and administrative expenses for the 2003 period totaled $823,525 representing an increase of $263,402 or 47.0% from $560,123 for the prior period. Marketing expenses totaled $143,040 for the 2003 period, representing a decrease of $9,942 or 7.5% from $133,098 for the prior period. The decrease in marketing expenses reflects a reduction of its international marketing efforts resulting from its arrangements with Avani O2. General and administrative expenses totaled $669,963 for the 2003 period, representing an increase of $242,938 or 56.9% from $427,025 for the 2002 period. General and administrative costs in 2003 included a salary payment to the Company’s President of $72,000 which was initiated in 2003, $50,004 stock option compensation expense, higher payroll attributable to new employees hired in 2003 to meet the increased production for the period, higher professional fees, and the impact of the Canadian dollar strengthening against the United States dollar. No research and development costs were incurred in 2003 or 2002. Interest expense, which includes mortgage interest on the Company's real estate, totaled $22,315 for the 2003 period, representing a decrease of $15,304 or 40.7% from $37,619 for the prior period. Foreign exchange loss in 2003 was $87,041 compared with a gain of $15,909 in 2002. Miscellaneous income (which includes interest income and consulting income) was $3,913 for the 2003 period representing an decrease of $13,421 or 77% from $17,334 for the prior period. The decrease reflects decreased consulting income from Avani O2. Royalty income increased from $16,058 in 2002 to $37,706 in 2003, a 134.8% increase due mainly to increase sales in Avani O2.

As previously reported by the Company, during 2002, the Company incurred a loss in the amount of $531,069 in connection with the settlement of an outstanding payable in the amount of $124,800 owed to a consultant, who is an affiliate of Avani O2. The Company issued 4,160,000 shares of its common stock and stock purchase warrants to acquire 12,480,000 shares of its common stock to the consultant in exchange for the cancellation of the indebtedness. As a result, the consultant became a controlling shareholder of the Company. The Company did not record a similar loss for the 2003 period. Net loss for the 2003 fiscal period was $334,772 which represents a decrease of $527,525 or 61.2% from the loss of $862,297 for the 2002 year end period. The decrease in net loss is a result of the reasons discussed above.

Comprehensive loss for the 2003 fiscal year was $224,524 or $0.03 per share compared with a comprehensive loss of $857,718 or $0.14 per share for the 2002 period. Comprehensive loss for the 2003 period reflects a gain in the amount of $110,248 attributable to a foreign currency adjustment contrasted with $4,579 gain for the 2002 period. The adjustment reflects the Canadian Dollar strengthening against the United Stated Dollar during the respective periods.

Fiscal year end 2002 compared with Fiscal year end 2001.

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

Liquidity and Capital Resources.

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999, the Company raised approximately $1,450,000 net of offering costs from the private placement of its common stock. During 2000, the Company issued 17,000 shares of common stock in exchange for services valued at $16,550. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, the Company assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $285,745 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from the Company’s agreement with Avani O2 under which Avani O2 received certain licensing rights from the Company. The assignment of net profits interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans. In 2002, the Company raised a total of $75,750 from the private placement of its common stock and warrants. As discussed above, the Company also satisfied an outstanding payable in the amount of $124,800 in exchange for the issuance of its common stock and warrants which resulted in a controlling interest in the Company. In August 2003, the Company completed two separate transactions pursuant to which the Company sold 2,500,000 (a total of 5,000,000) shares of common stock of the Company at a price per share equal to $0.06 and received a consideration of $150,000 (a total of $300,000). In connection with the share issuance, the Company agreed to pay a finder's fee to a third party equal to 10% of the gross proceeds, totaling $30,000 in cash and 1,500,000 share purchase warrants.

The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to funds its ongoing operations. As of December 31, 2003, the Company expects that cash on hand, projected cash flow, and cash from the Asset Sale Agreement will be sufficient to fund its operations for the next six to nine months. As discussed below, the Company will be required to raise additional funds to finance its ongoing operations.

Working capital as of December 31, 2003 was $235,530 compared with a working capital deficit as of December 31, 2002 of $459,362. The increase in working capital for 2003 is a result of the cash received from the private placement of the Company’s stock, payments received from Avani O2 under the Asset Sale Agreement, and improved operating performance by the Company during 2003.

Total assets as of December 31, 2003 were $2,312,973 representing an increase of $665,269 from total assets of $1,647,704 as of December 31, 2002.

Property, plant and equipment, net of accumulated depreciation, totaled $1,430,329 on December 31, 2003. Property, plant and equipment, net of accumulated depreciation, totaled $1,421,026 on December 31, 2002. The decrease is due to depreciation and currency exchange valuations.

The Company also has unsecured loans outstanding in the amounts of; $63,387 in favor of a shareholder bearing interest at 8%, payable on demand.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed herein, the Company has entered into the Asset Sale Agreement to sell all of its assets related to its water business to Avani O2. However, the Company expects to continue to promote its water products both domestically and internationally at least for the period to October 2004, which is the final payment date under the Asset Sale Agreement.

The Company is going to propose to provide management services to or merge with Avani O2 after the completion of the sale of equipment and property. Both parties have not agreed on any plan, proposal, letter of understanding, agreement or arrangement yet. There is no guarantee that both parties will be able to reach any agreement or accomplish the acquisition between the Company and Avani O2.

The Company may be required to obtain additional capital to finance its ongoing operations for its bottled water operations or other future operations through the private placement of its capital stock or through debt financing. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2003, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Off-Balance Sheet Arrangement

As described in the Summary of Significant Accounting Policy and Note 4 of the financial statements as well as elsewhere herein, Avani O2 is the largest customer of the Company and has agreed to purchase all the production asset of the Company on October 1, 2004. As such, the Company’s continued operation is highly dependent on the collection of trade receivables and asset sale installment from Avani O2. Should Avani O2 default on any of these payments, it will have a severely adverse effect on the Company.

Critical Accounting Policies.

Revenue Recognition. Revenue on sales of bottled water, coolers and equipment is recognized when the products are delivered and title transfers to customers. Sales terms generally do not permit a right of return. Revenue from leasing of water coolers and filters is accounted for as operating leases and, accordingly, rental income is reported over the terms of the leases.

Deposits received for bottles and coolers are accrued as liabilities until refunded upon return of bottles and coolers.

Freight charges billed to customers are included in Revenue while associated freight costs are included in Cost of Revenue.

As described in Note 4 of the financial statements, the Company is entitled to receive from Avani O2 Water Sdn Bhl ("Avani O2"), a Malaysian company controlled by a significant shareholder, a 2% royalty on all revenue and 30% of the after tax profits (Net Profits Interest) generated by the bottling line located in Malaysia. The Company recognizes royalty income from this bottling line when collection is reasonably assured. As part of the settlement of the loan payables from two lenders, the Company assigned its Net Profits Interest referred to above to these lenders. The Company will recognize the revenue from the Net Profits Interest and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible and all receivables that are outstanding for more than 120 days. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

Stock-based Compensation. The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation for Non-Employees” and has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Generally, under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

SFAS No. 123, requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method. The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model.

Currently, the Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees.

SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure“ amends the disclosure requirements of SFAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair value method of accounting for stock-based compensation, Accordingly, the pro-forma information as described in SFAS 123 are disclosed in the Summary of Significant Accounting Policies and Note 9 of the financial statements.

Valuation and Disposition of Long-lived Assets. The Company evaluates the future recoverability of its property, plant and equipment and trademarks and licenses in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during the periods presented in these consolidated financial statements

SFAS No. 144 also requires that long-lived assets to be disposed of by sale continue to be classified as assets held-and-used until such time that all of the criteria for classifying assets as held-for-sale are met. Accordingly, those long-lived assets that are included in the sale agreement with Avani O2 are continued to be classified as Property, plant and equipment on the consolidated balance sheet.

New Accounting Pronouncements. On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is currently reviewing FIN 46R to determine the impact upon adoption but expects to consolidate Avani O2 in accordance with FIN 46R in 2004.

Disclosure Regarding Forward Looking and Cautionary Statements.

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1.	TERMINATION OF OPERATIONS IN 2004 AND LACK OF REVENUES. In October 2002, as discussed above, the Company entered into an agreement to sell all of its assets related to the water business, including its real estate in Vancouver, to Avani O2. The agreement requires payments during a 24 month payout period ending September 2004, and a final lump sum payment in October 2004. Upon receipt of all payments, the Company will transfer all of such assets to Avani O2. Upon final payment in October 2004 by Avani O2, the Company will transfer all of its assets to Avani O2. Thereafter, unless the Company enters into another business opportunity, the Company will essentially become a shell entity without any viable source of income. The Company is going to propose to provide management services to or merge with Avani O2 after the completion of the sale of equipment and property. Both parties have not agreed on any plan, proposal, letter of understanding, agreement or arrangement yet. There is no guarantee that both parties will be able to reach any agreement or accomplish the acquisition between the Company and Avani O2.

2.	SEEKING OTHER BUSINESS OPPORTUNITIES. The Company is seeking to acquire other business opportunities by merger, share exchange or other combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of the Company’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. The Company can not predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

3.	NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. It is expected that the Company will have need for additional capital in order to maintain its future operations. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

4.	LIMITED DISTRIBUTION CHANNELS. As of December 31, 2003, other than Malaysia, the Company has limited distribution channels in its other markets as described elsewhere herein. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements. In the event the Company is unable to establish any meaningful distribution channels, sales of its water product in Canada will continue to languish.

5.	COMPETITION. The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, many of its competitors’ products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. Although the Company believes that its smooth taste and its unique oxygen enrichment offers a competitive distinction in the bottled water market, to date the Company has been unable to effectively compete in this market.

6.	PENNY STOCK REGULATION. The Company's common stock is deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sells such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

7.	VOLATILE PRICES AND LIMITED VOLUME FOR COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

(a) Under the supervision and with the participation of our Management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarer.

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

		Director/
		Officer
Name	Age	Since	Position

Robert Wang	55	1999	President and Director
Dennis Robinson	62	1999	Secretary, Treasurer and Director
Jeffrey Lightfoot	45	1999	Director

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

Our Directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board. The Board has not formed any committees. During the fiscal year ended December 31, 2003, the Board of Directors held no regular meetings and took 6 actions by unanimous written consent.

The Board of Directors has not established an Audit Committee and the functions of which are performed by the Board. Mr. Dennis Robinson is the financial expert of the Board. The Audit Committee recommends engagement of the company's independent auditors, is primarily responsible or approving the services perform by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 6(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We are not aware of any instances in fiscal year 2003 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

–	The Company expects to adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2004.

–	For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

	–	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

	–	full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer;

	–	compliance with applicable governmental laws, rules and regulations;

	–	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

	–	accountability for adherence to the code.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2003, 2002 and 2001, respectively, are set forth in the following table:

SUMMARY COMPENSATION

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal		Salary	Bonus	Other	Restr.	Options/
Position	Year	($)	($)	($)	Stock	SARS	LTIP	Other

Ngai Sou Chang(1)	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Wang(2)	2003	72,000	-0-	-0-	-0-	-0-	-0-	-0-
President and	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dennis Robinson	2003	-0-	-0-	-0-	-0-	225,000	-0-	-0-
Secretary,	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Director	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jeffery Lightfoot	2003	-0-	-0-	-0-	-0-	225,000	-0-	-0-
Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1).	Ms. Chang resigned as Chairman of the Company in May 2002.

(2).	During 2003, Mr. Wang received a salary of $72,000, and received $ 14,614 as a reimbursement of expenses. An additional $7,567 in expenses has been incurred by Mr. Wang in 2003 which are accrued for payment in 2004. In addition, during 2003, the Company agreed to pay Mr. Wang $99,971 as a living allowance for the period from January 2001 to October 2003, which amount is unpaid as of December 31, 2003. During 2002, Mr. Wang received $42,114 as a reimbursement of expenses.

During 2003, the Company did not have written employment agreements with its officers. On January 4, 2004, the Company entered into a management agreement with Robert Wang, its President. The term of the agreement extends for a period of five years; however, the agreement may be terminated by either party with three months written notice, among other reasons. Mr. Wang is entitled to receive an annual salary of $72,000, subject to re-negotiation by the parties after one year. He will receive a daily overseas expense allowance of $175 CDN. The allowance relates to lodging and automotive expenses when the officer is in Malaysia on Company business. In addition, the officer is entitled to re-imbursement of normal and usual business expenses.

No compensation was paid to directors of the Company during 2002 and 2003. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

In December 2000, the board of directors adopted, and in February 2001, a majority of shareholders approved, the Company’s 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan is to be administered by the board of directors. The purpose of the 2000 Plan is to provide an incentive to existing and future contributors to the Company. The 2000 Plan allows the Company to grant options to purchase a maximum of 450,000 shares of common stock to key employees, officers, directors, and consultants and such other persons determined by the board of directors. No person will receive a grant under the 2000 Plan in excess of 5% of the Company’ issued and outstanding common stock. The exercise price of the options granted under the 2000 Plan will be established by the board of directors. Vesting of options also will be determined by the board of directors. On June 10, 2003, Dennis Robinson and Jeffrey Lightfoot, two directors of the Company, each were granted stock options to acquire 225,000 shares of common stock of the Company under the 2000 Plan. These two grants represent all of the options available under the 2000 Plan. Of the total amount granted, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year. The option expire on the earlier of; two years from the grant date, one year after the optionee relationship with the Company is terminated by reason of death or disability, or within three months from the date the Optionee ceases to serve as a director of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of April 8, 2004, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. Except as otherwise indicated, the address of each party is the address of the Company. The following is based on 14,522,571 shares of common stock outstanding as of March 15, 2004, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Title	Name and Address	Amount and nature	Percent
of Class	of Beneficial Owner	Beneficial Ownership	of Class

Common	Robert Wang	-0-	0%
Stock	President

Common	Dennis Robinson	230,000(1)	1.6%
Stock	Secretary, Treasurer
	And Director

Common	Jeffrey Lightfoot(1)	230,000(1)	1.6%
Stock	Director

Common	Chin Yen Ong	17,722,509(2)	63.8%
Stock	106 Taman Sri Selayang
	68100 Batu Caves, Selangor
	Malaysia

Common	Hsien-Ho Lee	3,800,000(3)	21.9%
Stock	3 Alley 16
	Lane 107, Ho-Ping E Rd.

	Sec 2, Taipei
	Taiwan, R.O.C.

Common	Mao-Lin Hsiao	6,310,068(4)	32.8%
Stock	6F, 7, Lane 96,
	Chung Shan N. Road,
	Sec.2 Taipei
	Taiwan, R.O.C.

Common	Voon Meng Vee	2,500,000	17.2%
Stock	35, Tingkat 01k Jalan
	Besar, 18300 Gua Musang,
	Malaysia

Common	Sow Yen Yip	2,500,000	17.2%
Stock	No.15 Jalan SS3/98
	47300 Petaling Jaya,
	Selangor Darul Ehsan,
	Malaysia

Common	Tee Ah Siew	1,500,000(5)	10.3%
Stock	No.6 Jalan 7,Kaw 15
	Taman Seng Chai
	41300 Kelang
	Selangor Darul Ehsan
	Malaysia

Common	David Pok Beng Kwong	1,000,000(6)	6.9%
Stock	No.1 Jalan SS 3/46
	Petaling Jaya
	47300 Selangor Darul Ehsan
	Malaysia

Common	Officers and	460,000(1)	3.2%
Stock	Directors, as
	a group (3 persons)

(1).	The amount includes stock options to acquire 225,000 shares of common stock of the Company under the 2002 Plan held by each such party (See “ Item 10 – Executive Compensation”).

(2).	The amount represents 4,485,003 shares of common stock of the Company and stock purchase warrants to acquire 13,237,506 shares of common stock. Of the total warrants, (i) 12,480,000 are exercisable at $0.03 per share on or before July 15, 2004, $0.05 per share on or before July 15, 2006, and at $0.07 per share on or before July 15, 2007, and (ii) 757,506 are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007 (see “Certain Relationships and Related Transactions”).

(3).	The amount represents 950,000 shares of common stock and stock purchase warrants to acquire 2,850,000 shares of common stock of the Company. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.

(4).	The amount represents 1,575,017 shares of common stock and stock purchase warrants to acquire 4,725,051 shares of common stock. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.

(5).	The amount represents 1,500,000 share purchase warrants exercisable at $$0.06 per share and expire five years from the date of funding from the investments of Voon Meng Vee and Sow Yuen Yip.

(6).	The amount represents 500,000 shares of common stock and common stock warrants to purchase a total of 500,000 shares of common stock as follows; at $0.05 per share if on or before September 26, 2003, at $0.06 per share if on or before September 26, 2005; and at $0.07 per share if on or before September 26, 2006.

Item 12. Certain Relationships and Related Transactions.

On June 20, 2003, the Company entered into two separate Investment Agreements with Voon Meng Vee and Sow Yen Yip pursuant to which each party agreed to purchase 2,500,000 shares of common stock of the Company at a price per share equal to $0.06. The total consideration to be received by the Company is $300,000. On July 17, 2003 and July 24, 2003, Voon Meng paid $71,281.25 and $12,591.88, respectively, to the Company. On the same dates, Sow Yen Yip paid $70,000 and $12,591.88, respectively, to the Company. On September 2, 2003, the Company received the remaining funds due under the respective Investment Agreements.

In connection with the transactions, the Company agreed to pay a finder’s fee to Tee Ah Siew, a consultant to the Company. The finder’s fee is 10% of the total cash received or $30,000, and certain stock purchase warrants to acquire 1,500,000 shares of common stock of the Company. The stock purchase warrants are exercisable at $0.06 per share and expire five years from the funding date.

On June 10, 2003, stock options with rights to acquire a total of 1,800,000 shares of common stock of the Company were granted to seven individuals who are employees or consultants of the Company. Of the total amount, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year. The options expire on the earlier of; two years from the grant date, the date the employee or consultant’s relationship with the Company is terminated for “cause,” 30 days after the date the employee or consultant’s relationship with the Company is terminated for reasons other than “cause,” immediately upon receipt of written notice from the Company terminating any unvested Options and unexercised Options, or the death or disability of the party.

On June 10, 2003, stock options with rights to acquire a total of 1,300,000 shares of common stock of the Company were granted to three individuals who are employees or consultants of the Company. The total amount vested on the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the option term. The options expire on the earlier of; three years from the grant date, the date the employee or consultant’s relationship with the Company is terminated for “cause”, 30 days after the date the employee or consultant’s relationship with the Company is terminated for reasons other than “cause,” immediately upon receipt of written notice from the Company terminating any unvested Options and unexercised Options, or the death or disability of the party.

As disclosed herein, the Company has entered into two significant agreements with Avani O2 (See “Item 1 Description of Business – Agreements with Avani O2” for a detailed discussion of these agreements). On October 25, 2002, the Company entered into a Sale and Purchase Agreement with Avani O2, pursuant to which, the Company agreed to sell to Avani O2 all of the assets of its subsidiary consisting of its plant, equipment, and real estate to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,272,657 USD at year end exchange rates). In February 2000, the Company entered into an agreement with Avani O2, pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions of the agreement. The rights granted Avani O2 are exclusive worldwide except for Canada and worldwide sales from the Company’s Vancouver operations. Mr. Chin Yen Ong, the Company’s largest shareholder, is a director and a 30% shareholder of Avani O2. Mr Ong also is the nephew of the Company’s President.

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

On May 13, 2002, the Company completed private placements with Mao-Lin Hsiao, and Hsien-Ho Lee pursuant to which such parties purchased 1,575,017 and 950,000 shares of common stock of the Company, respectively, at a price per share equal to $0.03. The total consideration received by the Company was $75,751. In addition, the Company issued to Mao Lin Hsiao and Hsien Ho Lee stock purchase warrants to acquire 4,725,051 and 2,850,000 shares of common stock of the Company, respectively. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007. In connection with the transactions, the Company paid Chin Yen Ong a finder’s fee equal to 10% of the stock and stock purchase warrants received by the investors as described above. Mr. Ong received 252,502 shares of common stock and stock purchase warrants to acquire 757,506 shares of common stock of the Company. The stock purchase warrants are exercisable on the same terms and conditions as those of the investors.

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

3.(ii)	By-Laws of the Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

By-Laws of Avani Marketing Corp. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

By-Laws of Avani Manufacturing (China) Inc. (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)	Mortgage in favor of International Commercial Bank of Cathay (Canada) dated May 2, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(ii)	Mortgage in favor of Riversedge Holding Corp. dated May 2, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(iii)	Mortgage in favor of International Commercial Bank of Cathay (Canada) dated July 26, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(iv)	Mortgage in favor of Riversedge Holding Corp. dated July 26, 1996. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(v)	Mortgage in favor of International Commercial Bank of Cathay (Canada) dated March 25, 1997. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(vi)	Mortgage in favor of Riversedge Holding Corp. dated March 25, 1997. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(vii)	Agreement dated December 15, 1995 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(viii)	Agreement dated December 18, 1995 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(ix)	Agreement dated December 26, 1996 between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(x)	Distribution Agreement dated December 14, 1996 between the Company and Yueh Long Enterprise Co., LTD. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(xi)	Distribution Agreement dated June 13, 1997 between the Company and Beon Top Enterprises Ltd. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(xii)	Agreement dated April 29, 1997 by and between the Company and Georgia Pacific Company. (Incorporated by reference to the Company's Form 10-SB Registration Statement filed on November 4, 1997).

10(xiii)	Joint Venture Agreement dated May 5, 1999 by and between the Avani International Group, Inc. and Multimega Technologies SDN. BHD. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xiv)	Share Subscription Agreement dated and effective May 12, 19999 by and between Avani International Group, Inc. and Yip, Kam Chong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xv)	Warrant Agreement dated and effective May 12, 19999 by and between Avani International Group, Inc. and Yip, Kam Chong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xvi)	Share Subscription Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xvii)	Warrant Agreement dated May 12, 1999 by and between Avani International Group, Inc. and Ngai Sou Chang. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xviii)	Finder's Fee Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xix)	Warrant Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xx)	Joint Venture Agreement dated February 18, 2000 by and between the Company and Avani O2 Water Sdn. Bdh. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxi)	Agreement dated January 4, 2000 by and between Avani International Marketing Corp. and Avani Water Corporation Sdn. Bdh. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxii)	Financial Consulting Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxiii)	Investor Relations Service Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxiv)	Agreement dated January 4, 2000 by and between Avani Water Corporation and Prime Source International Consultants. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxv)	Avani International Group, Inc. 2000 Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 11, 2001).

10(xxvi)	Loan Agreement dated June 13, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2001).

10(xxvii)	Promissory Note dated June 13, 2001 by Avani International Group, Inc in favor of David Pok Beng Kwong. Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2001).

10(xxvii)	Loan Agreement, as revised, dated June 13, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on October 11, 2001).

10(xxviii)	Investment Agreement dated September 26, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on October 11, 2001).

10(xxix)	Finder’s Fee Agreement dated September 26, 2001 by and between Avani International Group, Inc and Tee Ah Siew. (Incorporated by reference to the Company's Form 8-K filed on October 25, 2001).

10(xxx)	Amendment To Agreement Dated February 18, 2000, Made Between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) (Incorporated by reference to the Company's Form 10-QSB filed on November 11, 2001).

10(xxxi)	Amendment To Agreement Dated February 18, 2000, made between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) (Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001).

10(xxxii)	Consulting Agreement dated January 2, 2001 by and between Avani Oxygen Water Corporation, of suite 328, 17 Fawcett Road, Coquitlam, British Columbia V3K 6V2 Canada (the “Company”) and Chin Yen Ong, No. 106, Jalan 1, Taman Sri Selayang, 68100 Batu Caves, Selangor Darul Ehsan, Malaysia (the “Consultant”). (Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2001).

10(xxxiii)	Share Subscription Agreement and Warrant Agreement both dated May 13, 2002 by and between Hsiao, Mao-Lin and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on June 3, 2002).

10(xxxiv)	Share Subscription Agreement and Warrant Agreement both dated May 13, 2002 by and between Lee, Hsien-Ho and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on June 3, 2002).

10(xxxv)	Finder’s Fee Agreement and Warrant Agreement both dated May 13, 2002 by and between Chin Yen Ong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on August 2, 2002).

10(xxxvi)	Amendment to Consultant Agreement dated June 14, 2002 by and between Chin Yen Ong and Avani Oxygen Water Corporation and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on August 2, 2002).

10(xxxvii)	Sale and Purchase Agreement by and between Avani International group, Inc. and Avani Oxygen Water Corporation and Avani O2 Water Sdn. Bhd. dated October 4, 2002. (Incorporated by reference to the Company's Form 8-K filed on November 5, 2002).

10(xxxviii)	Amendment to Joint Venture Agreement Made Between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) entered January 23, 2003 and effective as of January 1, 2002. (filed herewith).

10(xxxix)	Amendment To Sale & Purchase Agreement Dated October 4, 2002, Made Between Avani International Group Inc. And Avani Oxygen Water Corporation (Called “Vendor”) And Avani O2 Water Sdn. Bhd. (Called “Purchaser”) effective as of February 20,.2003. (filed herewith).

17.1	Resignation letter of Ngai Sou Angeline Chang Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

17.2	Resignation letter of Wai Meng Yeap Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

21 (i)	Subsidiaries of Registrant.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act

31.2	Certification under Section 302 of the Sarbanes-Oxley Act

32	Certification under Section 906 of the Sarbanes-Oxley Act.

(b).     Reports on Form 8-K. None

Item 14. Principal Accountant Fees and Services.

BDO Dunwoody LLP has served as the Company's Principal Accountant since 2001. Their pre-approved fees billed to the Company are set forth below:

		Fiscal year ending		Fiscal year ending
		December 31, 2003		December 31, 2002
Audit Fees		$55,000		$50,000
Audit Related Fees		NIL		NIL
Tax Fees		NIL		NIL
All Other Fees	$	NIL	$	NIL

As of December 31, 2003, the Company's Board of Directors did not have a formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

(c) Financial Statements

Avani International Group Inc.

Consolidated Financial Statements
For the years ended December 31, 2003 and 2002
(Expressed in US Dollars)

Independent Auditors’ Report

To the Stockholders and Directors of
Avani International Group Inc.

We have audited the accompanying Consolidated Balance Sheets of Avani International Group Inc. as of December 31, 2003 and 2002 and the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
February 2, 2004

Avani International Group Inc. Consolidated Balance Sheets (Expressed in US dollars)

December 31	2003	2002

Assets

Current
Cash and cash equivalents	$218,268	$101,211
Accounts receivable (net of allowance for doubtful accounts
in 2003 - $58,414; 2002 - $42,775)	72,144	43,819
Due from related party (Note 12)	442,392	-
Inventories (Note 2)	111,155	35,642
Prepaid expenses	5,396	2,891
	849,355	183,563
Loan receivable (Note 3)	-	10,000
Property, plant and equipment (Note 4)	1,430,329	1,421,026
Other assets (Note 5)	33,289	33,115
	$2,312,973	$1,647,704

Liabilities and Stockholders’ Equity

Liabilities

Current
Accounts payable	$328,963	$159,880
Accrued liabilities	94,116	53,594
Debts payable (Note 6)	77,131	334,311
Unearned revenue and deposits	113,615	95,140
	613,825	642,925
Obligations payable (Note 7)	1,010,141	411,252
	1,623,966	1,054,177

Stockholders’ Equity
Capital stock (Note 9)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,522,571 (2002 – 9,522,571)	14,523	9,523
Additional paid-in capital	7,606,817	7,291,813
Accumulated deficit	(6,808,595)	(6,473,823)
Accumulated other comprehensive loss
- foreign exchange translation	(123,738)	(233,986)
	689,007	593,527
	$2,312,973	$1,647,704

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc. Consolidated Statements of Operations and Comprehensive Loss (Expressed in US dollars)

For the years ended December 31	2003	2002

Revenue
Bottled water and supply sales	$1,738,460	$343,271
Cooler rentals and equipment sales	21,644	22,559

	1,760,104	365,830

Cost of revenue
Cost of goods sold (excluding depreciation)	1,058,887	203,346
Depreciation	144,727	135,297

	1,203,614	338,643

Gross profit	556,490	27,187

Operating expenses
Marketing	143,040	133,098
General and administration	669,963	427,025
Loss on loan receivable forgiveness (Note 8)	10,522	-
	823,525	560,123

Loss from operations	(267,035)	(532,936)

Other income (expenses)
Interest on debts payable	(22,315)	(37,619)
Royalty income	37,706	16,058
Miscellaneous income	3,913	17,334
Foreign exchange gain (loss)	(87,041)	15,909
Loss on settlement of payables (Note 9(d))	-	(531,069)
Gain on settlement of debt (Note 7)	-	190,026

Net loss for the year	(334,772)	(862,297)

Foreign currency translation adjustment	110,248	4,579

Comprehensive loss for the year	$(224,524)	$(857,718)

Loss per share - basic and diluted	$(0.03)	$(0.14)

Weighted average shares outstanding	10,988,324	6,276,626

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc. Consolidated Statements of Changes in Stockholders’ Equity (Expressed in US dollars)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, January 1, 2002	2,585,052	$2,585	$6,567,132	$(5,611,526)	$(238,565)	$719,626

Issuance of common stock and warrants for services
and payables (Notes 9)	4,160,000	4,160	651,709	-	-	655,869

Issuance of common stock and warrants for cash
(Note 9)	2,777,519	2,778	72,972	-	-	75,750

Net loss for the year	-	-	-	(862,297)	-	(862,297)

Foreign exchange translation adjustment	-	-	-	-	4,579	4,579

Balance, December 31, 2002	9,522,571	9,523	7,291,813	(6,473,823)	(233,986)	593,527

Issuance of common stock in private placement
(Note 9)	5,000,000	5,000	265,000	-	-	270,000

Stock option compensation (Note 9)	-	-	50,004	-	-	50,004

Net loss for the year	-	-	-	(334,772)	-	(334,772)

Foreign exchange translation adjustment	-	-	-	-	110,248	110,248

Balance, December 31, 2003	14,522,571	$14,523	$7,606,817	$(6,808,595)	$(123,738)	$689,007

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc. Consolidated Statements of Cash Flows (Expressed in US dollars)

For the years ended December 31	2003	2002

Cash provided by (used in)

Operating activities
Net loss for the year	$(334,772)	$(862,297)
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Settlement of debt through the assignment of receivables	-	(190,026)
Loss on settlement of payables through the issuance of
shares and warrants	-	531,069
Depreciation and amortization	187,234	190,494
Loan receivable forgiven	10,522
Operating costs settled through issuance of shares and warrants	-	124,800
Stock option compensation	50,004	-
(Increase) decrease in assets
Accounts receivable	(430,473)	2,166
Inventories	(62,950)	21,273
Prepaid expenses	(2,513)	2,207
Increase (decrease) in liabilities
Accounts payable	127,866	(98,319)
Accrued liabilities	31,932	13,240
Unearned revenue and deposits	(2,000)	20,190
	(425,150)	(245,203)

Investing activities
Proceeds from sale of subsidiary	1	-
Acquisition of property, plant and equipment	(3,502)	(26,928)
Loan receivable	-	(10,000)
	(3,501)	(36,928)

Financing activities
Proceeds from debts payable	-	19,016
Proceeds from loans and obligation payable	530,900	125,507
Issuance of common shares	270,000	75,750
Payments on debts payable	(310,836)	(7,011)
	490,064	213,262

Increase (decrease) in cash during the year	61,413	(68,869)
Effect of foreign exchange on cash	55,644	866
Cash and cash equivalents, beginning of year	101,211	169,214

Cash and cash equivalents, end of year	$218,268	$101,211

Supplemental Information:
Interest paid	$22,315	$20,211

The following transactions which did not result in cash
flows have been excluded from financing activities:
Operating costs settled through the issuance of shares and
warrants (Note 9(d))	$-	$124,800
Share issuance costs settled through the issuance of shares	$-	$31,790
Loss on settlement of payables through the issuance of
shares and warrants (Note 9(d))	$-	$531,069
Settlement of debt through the assignment of receivables (Note 7)	$-	$190,026
Settlement of debt through the assignment of net profits
interest (Note 7)	$-	$285,745
Share issuance costs through the issuance of warrants (Note 9(a))	$59,900	$-
Loan receivable forgiven (Note 8)	$10,522	$-
Stock option compensation (Note 9(c))	$50,004	$-

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2003 and 2002

Basis of Presentation

These consolidated financial statements are expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiaries (Avani Oxygen Water Corporation and Avani International Marketing Corporation and, prior to disposition, Avani Marketing Corporation).

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, due from related party, loan receivable, accounts payable, accrued liabilities, debts payable and obligations payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the portion of obligation payable related to the assignment of net profits interest which are payable or receivable on a current basis. The fair value of financial instruments approximates their carrying values due to the immediate or short term maturity of these financial instruments. The carrying amount for the portion of obligations payable related to the assignment of net profits interest was not practicable to determine.

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

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2003 and 2002

Foreign Currency Translation and Transactions - Continued

Assets and liabilities of the subsidiary denominated in a foreigncurrency are translated at the exchange rate in effect at the period end. The Statement of Operations is translated at the average rates of exchange prevailing during the periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Loss account in Stockholders' Equity.

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

Freight charges billed to customers are included in Revenue while associated freight costs are included in Cost of Revenue.

As described in Note 4, the Company is entitled to receive from Avani O2 Water Sdn Bhl ("Avani O2"), a Malaysian company controlled by a significant shareholder (Note 12), a 2% royalty on all revenue and 30% of the before tax profits (Net Profits Interest) generated by the bottling line located in Malaysia. The Company recognizes royalty income from this bottling line when collection is reasonably assured. As part of the settlement of the loan payables from two lenders (Note 7), the Company assigned certain of its rights to the Net Profits Interest referred to above to these lenders. The Company will recognize the revenue from the Net Profits Interest and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.

Cash and Equivalents	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2003 and 2002

Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible and all receivables that are outstanding for more than 120 days. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is recorded at half the annual rate in the year such assets are acquired and is not recorded in the year of disposition. Depreciation is provided on a straight-line basis over the estimated useful life of the assets at the following annual rates:

	Coolers	–	20%
	Plant equipment	–	10%
	Office furniture and equipment	–	10% to 20%
	Building	–	2.5%
	Vehicle	–	10%

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
December 31, 2003 and 2002

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

For the years ended December 31, 2003 and 2002, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 26,712,557 (2002 – 21,662,557) were not included in the computation of loss per share because their effect was anti-dilutive.

Comprehensive Income
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss. Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners.

Stock-based Compensation

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation for Non-Employees” and has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Generally, under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

SFAS No. 123, requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method. The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model.

Currently, the Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2003 and 2002

Stock Based Compensation - Continued
SFAS 148 “Accounting for Stock-Based Compensation Transition and Disclosure“ amends the disclosure requirements of SFAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair value method of accounting for stock-based compensation, Accordingly, the pro-forma information as described in SFAS 123 are disclosed in Note 9 and herein as follows:

	Years Ended
	December 31
	2003	2002

Net loss, as reported	$(334,772)	$(862,297)
Deduct: Stock-based employee compensation
expense determined under fair-value
based method for all awards not
included in net loss	(47,060)	-

Pro-forma net loss	$(381,832)	$(862,297)
Loss per share:
Basic and diluted – as reported	$(0.03)	$(0.14)

Basic and diluted – pro-forma	$(0.03)	$(0.14)

Gain on Settlement of Debt
The Company adopted Financial Accounting Standards Board Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in loss from continuing operations instead of being classified as an extraordinary item. Any gain or loss on extinguishment of debts from the period prior to adoption must be reclassified into income (loss) from continuing operations. Accordingly, the Company has recorded in 2002 a gain totalling $190,026 on the extinguishment of debt (Note 7).

Advertising	The Company follows the provisions of Statement of Position 93-7 in accounting for costs of advertising. Advertising costs are charged to expense as incurred.

Valuation and Disposition of Long- lived Assets

The Company evaluates on a quarterly basis the future recoverability of its property, plant and equipment and trademarks and licenses in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during the periods presented in these consolidated financial statements.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2003 and 2002

Valuation and Disposition of Long-lived Assets - Continued
SFAS No. 144 also requires that long-lived assets to bedisposed of by sale continue to be classified as assets held-and-used until such time that all of the criteria for classifying assets as held-for-sale are met. Accordingly, those long-lived assets that are included in the sale agreement with Avani O2 are continued to be classified as Property, plant and equipment on the consolidated balance sheet.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is currently reviewing FIN 46R to determine the impact upon adoption but expects to consolidate Avani O2 in accordance with FIN 46R in 2004.

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia. In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use for all purposes the Company’s technology of producing oxygen enriched bottled water.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2003 and 2002

New Accounting Pronouncements- Continued

Avani O2 is considered a VIE of the Company because, pursuant to the joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all licensed products and a 30% of the before tax profits generated by the contributed bottling line and to appoint two of the three directors on the Board of Directors of Avani O2. For the year ended December 31, 2003, sales to Avani O2 accounted for approximately 86% of the revenue of the Company and trade receivables of $442,392 as at December 31, 2003. Should Avani O2 default on any of its payment, it will have a severely adverse effect on the Company.

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

The implementation of this new standard did not have a material effect on the Company’s financial statements.

Reclassification	Certain 2002 amounts have been reclassified to conform with the current year's presentation.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses to date of $6,808,595 which includes an operating loss for the current year of $334,772. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.	Inventories

	2003	2002

Supplies	$77,962	$31,280
Finished goods	33,193	4,362
	$111,155	$35,642

3.	Loan Receivable The loan to a Malaysian company was forgiven on the disposal of Avani Marketing Corporation on January 22, 2003 (Note 8).

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

4.	Property, Plant and Equipment

	2003	2002

Land	$169,436	$139,245
Building	939,337	818,258
Coolers	76,933	75,741
Plant equipment	1,230,458	1,250,831
Office furniture and equipment	44,541	63,196
Vehicle	20,485	20,485
	2,481,190	2,367,756
Accumulated depreciation	1,050,861	946,730
	$1,430,329	$1,421,026

The Company entered into an agreement with Avani O2 ("the Licensee"), whereby the Company granted to the Licensee the first right of refusal of the exclusive worldwide (except Canada) rights and licenses to the Company's oxygen enrichment technology. The Company is also allowing the Licensee the use of approximately $211,833 net of depreciation (2002 - $253,000), of bottling and processing equipment, located in Malaysia, required to produce the product. In exchange, the Company is entitled to receive a 2% royalty on all revenue from all licensed products and 30% of the before-tax profits generated by the contributed bottling line (“the Net Profits Interest”). During 2002, the Company assigned certain of its rights to the Net Profits Interest to certain lenders in satisfaction of outstanding loans (Note 7).

In October 2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building and related land in Canada and production equipment in Canada and Malaysia to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,272,645 at year end exchange rates) plus interest charges at 8% per annum and applicable taxes. The proceeds will be received over two years in twenty-four monthly installments of CDN$70,620 (US$54,469) and a final payment of CDN$220,686 (US$170,215) due October 1, 2004. The gain on disposal of the properties is estimated to be $320,000 which will be deferred until the completion of the sale. Until such time, the installments received by the Company are recorded as obligations payable on the consolidated balance sheets. As at December 31, 2003, installments of $724,396 (2002 - $125,507) have been received from Avani O2 (Note 7). Title to the property and production equipment will be transferred to Avani O2 when all of the instalments and payments have been received by the Company. These assets have not been classified as held for sale as management anticipates that significant changes to the transaction will be made in 2004.

5.

Other Assets

The trademark and license is carried on the consolidated balance sheet at net book value of $33,289 (2002 - $33,115) which is calculated based on the original cost of the asset at $48,643 net of accumulated amortization of $15,354. Amortization expense of $4,415 was charged to the Statement of Operations and Comprehensive Loss in 2003 (2002 – $2,695) and annual amortization of approximately $4,400 is estimated to be expensed in each of the next five years.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

6.	Debts Payable

	2003	2002

Mortgage payable due in monthly instalments of $1,613 including interest at 7.55% per	$-	$171,996
annum, due July 15, 2003, collateralized by land and building and a General Security
Agreement. *

Mortgage payable due in monthly instalments of $375 including interest at 7.55% per	-	39,956
annum, due July 15, 2003, collateralized by land and building and a General
Security Agreement. *

Mortgage payable due in monthly instalments of $375 including interest at 7.55%	-	39,956
per annum, due July 15, 2003, collateralized by land and building and a
General Security Agreement. *

Loan payable on demand, unsecured and bearing simple	77,131	63,387
interest at 8%, calculated annually.

Loan payable on demand, unsecured, non-interest bearing and without specific repayment
terms, due to a family member of a significant shareholder.	-	19,016
	$77,131	$334,311

* The Company repaid all of the mortgage payables and accrued interest in September 2003.

7.	Obligations Payable

	2003	2002

Assignment of net profits interest	$285,745	$285,745
Instalments received on sale of assets (Note 4)	724,396	125,507
	$1,010,141	$411,252

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

7.

Obligations Payable - Continued

During 2002, the Company agreed with a number of lenders to fully settle the loan payables totaling $475,771. Pursuant to the agreements, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in complete satisfaction of $190,026 of the loan payable. In addition to the assignment of the account receivable, the Company also assigned its before tax net profits interest in production equipment located in Malaysia (the "Net Profits Interest”) to two of the lenders. The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans. The Company has classified amounts related to these assignments of Net Profits Interests as obligations payable and will record reductions in this account as Net Profits Interests are received by the lenders. No Net Profits Interest was recorded in 2003 and 2002.

8.

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

b)
As at December 31, 2003, the Company had 22,862,557 (2002 – 21,362,557) fully exercisable share purchase warrants outstanding. Of this amount, 1,500,000 warrants were granted in connection with the share issuance (Note (a) above), and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002. These warrants are exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

9.	Capital Stock - Continued

A summary of share purchase warrant transactions for the years presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price

Outstanding at January 1, 2002	1,347,500	$1.80
Granted (d) and (e)	20,812,557	$0.03
Expired	(797,500)	$3.00

Outstanding at December 31, 2002	21,362,557	$0.03
Granted (a) and (b)	1,500,000	$0.06

Outstanding at December 31, 2003	22,862,557	$0.03

(c)

All of the share purchase warrants were exercisable on the grant date and remain outstanding at December 31, 2003. c) During the year ended December 31, 2003, the Company granted 1,100,000 stock options to certain consultants as compensation for consulting services. Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year. Of these options, 30% vested immediately with the remaining 70% to be vested on the one year anniversary of the date of grant. The Company also granted 500,000 fully vested options to a consultant, which entitles the holder to purchase one share of the Company's common stock at $0.05 per share for a three-year period. On November 18, 2002, the Company granted 300,000 stock options to a consultant as compensation for consulting services. Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year. Of these options, 30% vested immediately with the remaining 70% to be vested one year after the date of grant.

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model. Unvested stock options are remeasured on each balance sheet date for the purpose of determining stock option compensation. As at December 31, 2003, the weighted average fair value of the options granted during 2003 ($0.04 per option) was estimated using the following weighted average assumptions:

Dividend yield	Nil
Risk-free interest rate	0.00%
Expected volatility	214%
Expected lives	2 years

For the year ended December 31, 2002, as a result of the options being granted late in the year and being subject to a short amortization period stock-based compensation expense in connection with the options granted to consultants was immaterial.

Compensation expense was amortized over the vesting period and for the year ended December 31, 2003, expenses totaling $50,004 (2002 - $Nil) were included in general and administration expenses.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

9.	Capital Stock - Continued

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

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. Accordingly, no compensation has been recognized in connection with options granted to employees as the exercise price of these options is greater than the market price of the underlying stock. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as indicated in the Summary of Significant Accounting Policies.

The per share weighted average fair value of stock options granted to employees during 2003 was $0.03, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003:

Dividend yield	Nil
Risk-free interest rate	0.57%
Expected volatility	289%
Expected lives	2 years

As there were no stock-based compensation awarded to employees as at December 31, 2002, the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Loss.

A summary of stock option transactions for the years presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price

Outstanding at January 1, 2002	-	$ -
Granted - non-employees	300,000	0.30

Outstanding at December 31, 2002	300,000	0.30
Granted - employees	1,950,000	0.05
Granted – non-employees	1,600,000	0.05

Outstanding at December 31, 2003	3,850,000	0.07

Exercisable at December 31, 2003	2,275,000	$ 0.10

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

9.	Capital Stock - Continued

Stock options outstanding at December 31, 2003 are summarized as follows:

Number	Year 1	Year 2	Expiry Date

300,000	$0.05	$0.30	November 18, 2004
2,250,000	$0.05	$0.30	June 9, 2005
1,300,000	$0.05	$0.05	June 9, 2006

3,850,000

d)	During the year ended December 31, 2002, 4,160,000 shares (valued at $208,000 based upon the trading price of the common shares on the date of the agreement) and 12,480,000 fully exercisable warrants (valued at $447,869 based on the Black-Scholes option pricing model, using the assumptions set out below) were issued as settlement for amounts due for consulting services totaling $124,800 (Note 12).

Dividend yield	Nil
Risk-free interest rate	3.92%
Expected volatility	100%
Expected lives	5 years

As a result of the value of the shares and warrants exceeding the amounts owed, a loss of $531,069 was charged to the Statement of Operations in 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at $0.03 per share on or before July 15, 2004, $0.05 on or before July 15, 2006, and $0.07 on or before July 15, 2007.

e)

In 2002, in connection with the issuance of 2,525,017 common shares at $0.03 per share and 7,575,051 warrants for net proceeds in cash of $75,750, the Company agreed to pay a finder’s fee to a third party (who subsequently became a significant shareholder and is a significant shareholder of Avani O2) equal to 10% of the equity received. The finder’s fee consisted of 252,502 common shares and 757,506 warrants.

In total, the Company issued an aggregate of 8,332,557 fully exercisable share purchase warrants in connection with this share issuance. These warrants are exercisable at a price of $0.03 on or before May 13, 2004, $0.05 on or before May 13, 2006 and $0.07 on or before May 13, 2007.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

10.	Income Taxes

The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2003	2002

Net operating and capital losses	$1,923,000	$2,115,000
Property, plant and equipment	165,000	113,000
Valuation allowance	(2,088,000)	(2,228,000)
Deferred tax assets (liability)	$-	$-

The tax benefit of net operating and capital losses carried forward and the associated valuation allowance were reduced by approximately $220,000 (2002 - $Nil), representing the tax effect of losses which expired in the year

	2003	2002

Provision (benefit) at the federal US statutory rate of 34%	$(114,000)	$(293,000)

Foreign income taxes at other than the federal US statutory rate	1,000	(11,000)

Effect of reduction in foreign income tax rates	99,000	302,000

Effect of foreign exchange on valuation allowance	(302,000)	(19,000)

Tax effect of reduction in losses carry forward from sale of subsidiary	180,000	-

Tax effect of loss on settlement of payables	-	181,000

Tax effect of gain on settlement of debt	-	97,000

Utilization of net operating loss	29,000	-

Non-deductible expenses	27,000	2,000

Increase (decrease) in valuation allowance	80,000	(259,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,392,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2023. At December 31, 2003, the Company had net operating loss carryforwards of approximately $ 3,797,000 for Canadian income tax purposes, which if not used will expire during the years 2004 through 2010 and allowable capital losses of approximately $57,000 (2002 - $57,000) which are available to offset against future capital gains.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

11.

Lease Obligations

For the years ended December 31, 2003 and 2002 total rental expenses under leases amounted to $2,539 and $15,525, respectively. At December 31, 2003, the Company was obligated under various noncancelable operating lease arrangements for office equipment for a total of $2,778 in 2004.

These transactions were recorded at the exchange value representing amounts agreed upon by the related parties.

12.

Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

In January 2000, the Company entered into a consulting agreement with an independent third party at the time, for services at a fee of CDN$10,000 per month. During 2003, $85,690 (2002 - $Nil) was paid or payable in cash to a shareholder for this consulting services. As at December 31, 2003, $104,260 (2002 - $50,710) of the amount is still outstanding and is included in the accounts payable balance at year end. During 2003, $Nil (2002 - $124,800) in consulting fees for prior period was settled through the issuance of shares and warrants (Note 9(d)). As a result of the share settlement in 2002, the shareholder now holds a significant percentage of the outstanding common stock of the Company and is a significant shareholder of Avani O2. This shareholder is the nephew of the Company's president.

During the year ended December 31, 2003, the Company earned $37,706 (2002 -$16,058) in royalty income and $Nil (2002 - $16,409) in consulting income from Avani O2. During the year, sales to Avani O2 totaled $1,487,664 (2002 - $53,754) and $442,392 and $53,754 amounts were due from them in trade accounts receivable at December 31, 2003 and 2002, respectively.

During the year ended December 31, 2003, the president of the Company was paid $72,000 as salary and reimbursed $14,614 for expenses incurred on behalf of the Company in 2003. The Company accrued $7,567 of marketing expenses (2002 -$30,000) and $99,971 of overseas living allowance for the period from January 2001 to October 2003, both of which are payable to the president of the Company.

Subsequent to year end, the Company entered into a management agreement with the President of the Company for a period of five years. Under the agreement, in exchange for his services, the President is entitled to $6,000 per month of management fees, living allowance of Cdn$175 per day for working outside of Canada and reimbursement of normal operating expenses paid by the President on behalf of the Company.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2003 and 2002

13.	Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada and Asia. The Company has determined that it operates in one reporting segment and, for the purposes of geographic reporting, attributes revenue based on its selling location in Canada.

As at December 31, 2003, all of the Company's property, plant and equipment are located in Canada except for the bottling and processing equipment located in Malaysia of approximately $211,833 net of depreciation (2002 - $253,000) (Note 4).

During 2003, the Company had export sales to various Asian countries $ 1,533,121 (2002 - $102,625). Bottled water sales in Canada were $205,339 (2002 - $240,646).

During the year ended December 31, 2003, the Company purchased approximately $538,748 (2002 - $56,000) of its materials from one supplier. At December 31, 2003 and 2002, $7,844 and $Nil amounts were due to that supplier, respectively.

During the year ended December 31, 2003 and 2002, the Company’s largest export sales of $1,487,664 and $53,754, respectively, were to Avani O2 as described in Note 12.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/ Robert Wang	April 8, 2004
Robert Wang	Date
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Wang	April 8, 2004
Robert Wang	Date
Director

/s/ Dennis Robinson	April 8, 2004
Dennis Robinson	Date
Director

/s/ Jeffery Lightfoot	April 8, 2004
Jeffrey Lightfoot	Date
Director