Form 10QSB
period 2004-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2004-05-24
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2004

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

$.001 par value, as of March 31, 2004 was 14,522,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                   Page No.

       -Consolidated Condensed Balance Sheet as of

        March 31, 2004 (unaudited) and December 31, 2003 (audited).  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months Ended

        March 31, 2004 and 2003 (unaudited).                         4

       -Consolidated Interim Statement of Changes in Stockholders’

        Equity for the Three Months Ended

        March 31, 2004 (unaudited).                                  5

       -Consolidated Interim Statement of Cash Flows

        for the Three Months Ended March 31, 2004

        and 2003 (unaudited).                                         6

       -Notes to Consolidated Interim Financial Statements.           7

Item 2. Management's Discussion and Analysis.                        14

Item 3. Effectiveness of the Registrant’s Disclosure Controls and

        Procedures                                                   19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                           19

Item 2. Changes in Securities.                                       19

Item 3. Defaults upon Senior Securities.                             19

Item 4. Submission of Matters to Vote of Securityholders.            19

Item 5. Other Information.                                           19

Item 6. Exhibits and Reports on Form 8-K.                            19

Signatures                                                           20

#

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	March 31	December 31
	2004 (*)	2003
Assets	(Unaudited)
Current
Cash and cash equivalents	$206,963	$218,268
Accounts receivable (net of allowance for doubtful accounts
in 2004 - $58,594; 2003 - $58,414)	1,207,968	72,144
Due from related party	-	442,392
Inventories	249,211	111,155
Prepaid expenses	15,824	5,396
	1,679,966	849,355
Property, plant and equipment (Note 3)	1,565,506	1,430,329
Other assets	32,845	33,289
	$3,278,317	$2,312,973
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$711,131	$328,963
Accrued liabilities	32,418	94,116
Debts payable	146,379	77,131
Unearned revenue and deposits	121,903	113,615
	1,011,831	613,825
Obligations payable (Note 3)	285,745	1,010,141
	1,297,576	1,623,966
Non-controlling interest (Note 2)	1,238,137	-
Stockholders’ Equity
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,522,571 (2003 – 14,522,571) common shares	14,523	14,523
Additional paid-in capital	7,706,160	7,606,817
Accumulated deficit	(7,008,023)	(6,808,595)
Accumulated other comprehensive income (loss)
- foreign exchange translation	29,944	(123,738)
	742,604	689,007
	$3,278,317	$2,312,973
(*) Represents the financial position of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)
The accompanying notes are an integral part of these consolidated interim financial statements.

#

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2004	2003
Revenue
Bottled water and supply sales (Note 5)	$659,858	$54,738
Cooler rentals and equipment sales	19,591	4,616
	679,449	59,354
Cost of revenue
Cost of goods sold (excluding depreciation)	455,919	42,874
Depreciation	47,809	30,219
	503,728	73,093
Gross profit (loss)	175,721	(13,739)
Operating expenses
Marketing	14,882	7,542
General and administration	277,191	131,986
	292,073	139,528
Loss from operations	(116,352)	(153,267)
Other income (expenses)
Interest on debts payable	(1,518)	(6,187)
Miscellaneous income (expense)	39,041	(769)
	(78,829)	(160,223)
Non-controlling interest	(28,935)	-
Net loss before cumulative effect of change in
accounting policy	(107,764)	(160,223)
Cumulative effect of change in accounting policy
(Note 2)	(91,664)	-
Net loss for the period	(199,428)	(160,223)
Foreign currency translation adjustment	153,682	19,831
Comprehensive loss for the period	$(45,746)	$(140,392)
Loss per share before cumulative effect of change
in accounting policy - basic and diluted	$(0.01)	$(0.02)
Cumulative effect of change in accounting policy	-	-
Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding	14,522,571	9,522,571
(*) Represents the results of operations of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2003	9,522,571	$9,523	$7,291,813	$(6,473,823)	$(233,986)	$593,527
Issuance of common stock in private placement	5,000,000	5,000	265,000	-	-	270,000
Stock option compensation	-	-	50,004	-	-	50,004
Net loss for the year	-	-	-	(334,772)	-	(334,772)
Foreign exchange translation adjustment	-	-	-	-	110,248	110,248
Balance, December 31, 2003	14,522,571	14,523	7,606,817	(6,808,595)	(123,738)	689,007
Net loss for the period	-	-	-	(199,428)	-	(199,428)
Stock option compensation	-	-	99,343	-	-	99,343
Foreign exchange translation adjustment	-	-	-	-	153,682	153,682
Balance, March 31, 2004	14,522,571	$14,523	$7,706,160	$(7,008,023)	$29,944	$742,604
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2004	2003
Cash provided by (used in)
Operating activities
Net loss for the period	$(199,428)	$(160,223)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Loss on forgiveness of receivable	-	10,522
Depreciation	51,805	45,589
Stock option compensation	99,343	-
Non-controlling interest	28,935	-
Cumulative effect of change in accounting policy	91,664
(Increase) decrease in assets
Accounts receivable	45,727	(8,935)
Inventories	665	(545)
Prepaid expenses	(6,582)	(5,466)
Increase (decrease) in liabilities
Accounts payable	(24,673)	(2,608)
Accrued liabilities	(80,298)	19,109
Unearned revenue and deposits	9,523	(1,457)
	16,681	(104,014)
Investing activities
Proceeds from sale of subsidiary	-	1
Financing activities
Proceeds from loans and obligation payable	-	89,931
Payments on debts payable	-	(23,050)
	-	66,881
Increase (decrease) in cash during the period	16,681	(37,132)
Effect of foreign exchange on cash	(27,986)	467
Cash and cash equivalents, beginning of period	218,268	101,211
Cash and cash equivalents, end of period	$206,963	$64,546
Supplemental Information:
Interest paid	$1,518	$4,957
The following transactions which did not result in cash
flows have been excluded from financing activities:
Loan receivable forgiven (Note 5)	$-	$10,522
(*) Represents the cash flows of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)
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

The consolidated interim financial statements for the three-month period ended March 31, 2004 include the accounts of the Company, its subsidiaries and its related party Avani O2 Water Sdn. Bhd. ("Avani O2"), whose director is also a significant shareholder of the Company. As described in Note 2, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, Avani O2 was consolidated in the first quarter of 2004.  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2003 and for the three-month period ended March 31, 2003 include the accounts of the Company and its subsidiaries only.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2004 of $7,008,023 which includes a loss of $199,428 for the three-month period ended March 31, 2004.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Change in Accounting Policy

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (which was amended in December 2003, FIN No. 46R).  The primary objectives of FIN No. 46R are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46R for public entities that are small business issuers, as defined (“SBIs”), are as follows:  (a) for interests in special-purpose entities: periods ended after December 15, 2003; (b) for all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) for all VIEs created after January 31, 2003, FIN 46R is applicable immediately.  The December 2003 amendment of FIN No. 46R also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use for all purposes the Company’s technology of producing oxygen enriched bottled water.  Avani O2 is considered a VIE of the Company because, pursuant to the joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the contributed bottling line contributed by the Company to Avani O2 and to appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in the first quarter of 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 has net assets of $1,238,137 as at March 31, 2004 and net income of $28,935 for the three-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

1.

Obligations Payable

	March 31,	December 31,
	2004	2003
Assignment of net profits interest	$285,745	$285,745
Instalments received or sale of assets	-	724,396
	$285,745	$411,252

3.

Obligations Payable - Continued

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in full settlement of a $475,771 loan payable.  In addition to the assignment of the account receivable, the Company also assigned its net profits interest in production equipment located in Malaysia (the "Net Profits Interest”) to two of the lenders.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company will record reductions in this account as Net Profits Interests are received by the lenders.  All Net Profits Interest balance and transactions between the Company and Avani O2 were eliminated in the consolidated interim financial statements for the three months ended March 31, 2004.

In October 2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building, related land and production equipment to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,272,645 at year end exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds will be received over two years in twenty-four monthly installments of CDN$70,620 (US$54,469) and a final payment of CDN$220,686 (US$170,215).  The gain on disposal of the properties is estimated to be $320,000 which will be deferred until the completion of the sale and then eliminated on consolidation. At December 31, 2003, prior to the consolidation of Avani O2, the installments received by the Company were recorded as obligations payable on the consolidated balance sheet.  As at December 31, 2003, installments of $724,396 had been received from Avani O2.  The advances and balance as at March 31, 2004 between the Company and Avani O2 were eliminated in the consolidated interim financial statements.  Title to the property and production equipment will be transferred to Avani O2 when all of the instalments and payments have been received by the Company.  These assets were not classified as held for sale at March 31, 2004 and December 31, 2003 as management anticipated that significant changes to the transaction would be made in 2004.

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at March 31, 2004 and December 31, 2003, the Company had 22,862,227 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008, and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002 and they were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

4.

Capital Stock - Continued

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at January 1, 2003	21,362,557	$0.03
Granted (a) and (b)	1,500,000	$0.06
Outstanding at December 31, 2003 and March 31, 2004	22,862,557	$0.03

All of the share purchase warrants are exercisable on the grant date and remain outstanding at March 31, 2004 and December 31, 2003.

c)

On June 10, 2003, the Company granted 1,950,000 stock options to Company employees and directors.  Of this amount 1,150,000 stock options have an exercise period of two years.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  Only 30% of the options granted during the period are exercisable immediately with the remaining 70% to be vested on the one year anniversary of the date of grant.  Another 800,000 fully vested stock options have an exercisable period of 3 years and an exercise price of $0.05 per share.

The Company follows Statement of Financial Accounting Standard (“SFAS”) No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  Unvested stock options are remeasured quarterly for the purpose of determining stock option compensation. As at March 31, 2004, the fair value of these options was estimated using the following assumptions: a risk free interest rate of 1.53%, expected volatility of 200%, no dividend yield and an expected life of the options of two years.  Compensation expense is amortized over the vesting period and compensation expense of $99,343 was recognized for the three-month period ended March 31, 2004. For the three-month period ended March 31, 2003, no compensation was recognized.

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as indicated in the Summary of Significant Accounting Policies.

4.

Capital Stock - Continued

The per share weighted average fair value of stock options granted to employees during 2003 was $0.03, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003:

Dividend yield	Nil
Risk-free interest rate	0.57%
Expected volatility	289%
Expected lives	2 years

As there were no stock-based compensation awarded to employees as at March 31, 2003, the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Loss.

	Three-month periods ended
	March 31
	2004	2003
Net loss, as reported	$(199,428)	$(160,223)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	(5,964)	-
Pro-forma net loss	$(205,392)	$(160,223)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.02)
Basic and diluted – pro-forma	$(0.01)	$(0.02)

A summary of stock option transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at January 1, 2003	300,000	$ 0.30
Granted	3,550,000	0.05
Outstanding at December 31, 2003 and March 31, 2004	3,850,000	0.07
Exercisable at December 31, 2003 and March 31, 2004	2,275,000	$ 0.10

4.

Capital Stock - Continued

Stock options outstanding at March 31, 2004 and December 31, 2003 are summarized as follows:

Number	Year 1	Year 2	Expiry Date

300,000	$0.05	$0.30	November 18, 2004
2,250,000	$0.05	$0.30	June 9, 2005
1,300,000	$0.05	$0.05	June 9, 2006

3,850,000

5.

Major Customer and Supplier

During the three-month period ended March 31, 2004, sales to one Malaysian customer totaled $611,084. At March 31, 2004, there were $1,178,013 amounts due from this customer in receivables.  There is no sales to this customer in prior year comparison as Avani O2 was not consolidated. For the three-month period ended March 31, 2003, sales to the largest customer was $6,229 and there were no receivables due from this customer as at March 31, 2003. As at December 31, 2003, prior to consolidation of Avani O2, accounts receivable due from Avani O2 was $442,392.

During the three-month periods ended March 31, 2004 and 2003, the Company purchased approximately 62% and 52% of its materials from one supplier.  At March 31, 2004 and December 31, 2003, there were $4,588 and $Nil amounts due to that supplier in accounts payable.

6.

Related Party Transactions

During the three-month period ended March 31, 2004, the Company accrued $18,000 as salary (2003 - $18,000) payable to the President of the Company.  In addition, the Company accrued $3,000 (2003 - $Nil) of marketing expenses payable to the President of the Company.  The Company also accrued consulting fees of approximately $23,000 payable to a significant stockholder of the Company who is also a director of Avani O2.

7.

Subsequent Events

On April 19, 2004, the Company and Avani O2 amended a previous agreement whererby Avani O2 will now be paying the Company a monthly rental fee for the use of the bottling line assets based on RM $40,000 per month plus a per bottle charge rather than the previous 30% net profit interest.

 8.

Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada and to a customer in Malaysia through Avani O2 (Note 5).  The Company has determined that it operates in one reporting segment. All activities in 2003 were related to the one reporting segment based in Canada. In 2004,, geographic reporting information is as follows:

	Three-month periods ended
	March 31
	2004	2003
Revenue
Bottled water and supply sales
Canada	$48,744	$54,738
Malaysia (via Avani O2)	611,114	-
	659,858	54,738
Cooler rentals and equipment sales in Canada	19,591	4,616
	$679,449	$59,354

Cost of revenue
Cost of goods sold (excluding depreciation)
Canada	$1,935	$42,874
Malaysia (via Avani O2)	453,984	-
	455,919	42,874
Depreciation	47,809	30,219
	$503,728	$73,093

Income (Loss) from operations
Canada	$(145,287)	$(153,267)
Malaysia (via Avani O2)	28,935	-
	(116,352)	(153,267)
Interest on debt payable in Canada	(1,518)	(6,187)
Miscellaneous income (expense) in Canada	39,041	(769)
	(78,829)	(160,223)
Non-controlling interest	(28,935)	-
Net loss before cumulative effect of change in accounting
policy	(107,764)	(160,223)
Cumulative effect of change in accounting policy	(91,664)	-
Net loss for the period	$(199,428)	$(160,223)

	March 31	December 31
	2004	2003
Property, plant and equipment
Canada	$1,319,138	$1,218,496
Malaysia	246,368	211,833
	$1,565,506	$1,430,329

Item 2. Management's Discussion and Analysis.

The Company has significant business relationships with Avani O2 Water Sdn. Bhd . (“Avani O2”), a Malaysian company and its affiliate. As discussed in the Company’s prior periodic, quarterly and annual filings, including the Company’s Form 10-KSB for the period ended December 31, 2003;

•

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  On February 18, 2000, the Company entered into an agreement with Avani O2 pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions and exclusions, including a 30% pre-tax net profits interest and 2% gross royalty interest payable to the Company. On April 19, 2004, the agreement was amended by replacing the  30% pre tax net profits interest with a rental fee payable by Avani O2 to the Company equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml or 0.00054RM per ml per bottle commencing January 1, 2003.

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

As described in Note 2 of the consolidated interim financial statements, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, the Company consolidated Avani O2 in the first quarter of 2004.  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2003 and for the three-month period ended March 31, 2003 include the accounts of the Company and its subsidiaries only.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, its two wholly owned subsidiaries; Avani Oxygen Water Corporation, and Avani International Marketing Corporation and Avani O2 for the period ended March 31, 2004. As discussed above, Avani O2 is considered to be a VIE and its operations have been consolidated into the operations of the Company commencing in the first quarter of 2004 in accordance with US GAAP. The cumulative effect of the accounting change has been recorded in the Statement of Operations and Comprehensive Loss for the year ended March 31, 2004 and the prior year’s financial results and positions have not been restated to reflect the consolidation of Avani O2.  Accordingly, increase in expenses between the three-month periods ended March 31, 2004 and 2003 are principally due to the consolidation of Avani O2. Also, the consolidated balance sheet may not be indicative of the resources available to the Company to settle liabilities and commitments since the net assets of Avani O2 may not be readily available to the Company or are completely within the control of the Company’s management.  Segmented information by geographic area is included in Note 8 of the consolidated interim financial statements.  Readers should consider the effect of such change in accounting policy and the limitations on balance sheet resources when reviewing the discussion below.

Results of Operations.

Three Months Ended March 31, 2004 compared with Three Months Ended March 31, 2003.

Revenues for the three months ended March 31, 2004 were $679,449 representing an increase of $620,095 or 1,045% from revenues of $59,354 for the same period in 2003. The increase is based principally on higher water sales in Malaysia which occurred during the 2004 quarter attributable to product sales by Avani O2. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company. These amounts represent private label sales to support Avani O2's product demand in the Far East. Revenues for the three-month period in 2004 consisted of $659,858 in water and supply sales (an increase of 1,105% from $54,738 for the prior period), $19,591 in cooler rentals and equipment sales (an increase of 324% from $4,616 for the same period in prior year).

Cost of revenue which includes depreciation for the three-month period in 2004 totaled $503,728, representing a 589% increase from $73,093 for the same period in 2003. Cost of revenue as a percentage of sales was 74.1% for the 2004 period representing a decrease of 49.6% from 123.7% for the prior period. The decrease in cost of revenue as a percentage of sales for the 2004 period reflects the effect of the increased revenues on fixed costs and depreciation. Cost of revenue for the three-month period ended March 31, 2004 consisted of $455,919 in bottled water, supplies, coolers, and related equipment, and delivery costs (an increase of $413,045 or 863% from $42,874 for the prior period) and $47,809 in depreciation (an increase of $17,590 or 58.2% from $30,219 for the same period in prior year). The increase in costs of revenue is due mainly to higher material and labor costs associated with the increased production levels. Gross profit for the three-month period ended March 31, 2004 was $175,721, an increase of $189,460 or 1,379% from gross loss of $13,739 for the same period in 2003. The increase is due to the consolidation of Avani O2 and the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the three-month period ended March 31, 2004 totaled $292,073, an increase from $139,528 for the same period in 2003. General and administrative costs were $277,191 in 2004, an increase of 110% from $131,986 in the prior period. The increase is a result of salaries and benefits payable to the Company’s President which initiated in the third quarter of 2003 and stock option compensation expenses recognized in 2004. Marketing expenses totaled $14,882 for the three-month period in 2004 representing an increase of 97.3% from $7,542 for the prior period. The increase is due to slightly increased international marketing efforts by the Company.  Loss from operations for the 2004 period is $116,352 compared to a loss in $153,267 for the comparable period 2003 for the reasons discussed above.

During the 2004 period, the Company recorded interest on debts payable of $1,518 compared with $6,187 for the 2003 period. The amount in 2003 included mortgage interest of $6,187, which mortgages were paid off by the Company in the third quarter of 2003. Miscellaneous income for 2004 was $39,041 (which consisted of $38,149 in foreign exchange gain and $892 in interest income, compared with $(769) in 2003. During 2004, as a result of the consolidation of Avani 02, the Company recorded a non-controlling interest adjustment of $28,935.

Net loss for the three-month period ended March 31, 2004 was $199,428 compared with a net loss of $160,223 for the prior period. Included in the loss for the period is the cumulative effect of change in accounting policy of $91,664. The Company had a foreign currency transaction adjustment of $153,682 in 2004 compared with $19,831 for the 2003 period. The increase in the foreign currency adjustment during 2004 is due principally to the increase in operation activities in 2004.  Comprehensive loss for the 2004 period was $45,746 or $0.01 loss per share compared with a loss of $140,392 or a $0.02 per share loss for the 2003 period.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through the private placement of its common stock. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, the Company assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $285,745 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from the Company’s agreement with Avani O2 under which Avani O2 received certain licensing rights from the Company. The assignment of net profits interest (amended to become monthly rental charges as discussed above) to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans.

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

The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to fund its ongoing operations. As of March 31, 2004, the Company has sufficient cash to fund its operations for the next six months.

As of March 31, 2004, the Company had working capital of $668,135. Working capital as of December 31, 2003 was $235,530. The increase in working capital is principally a result of consolidation of Avani O2.

Property, plant and equipment, net of accumulated depreciation, totaled $1,565,506, which consists of $1,319,138 of the Company and $246,368 in Avani O2 as at March 31, 2004. Property, plant and equipment of the Company, net of accumulated depreciation, totaled $1,430,329 on December 31, 2003. The reduction is due to amortization that occurred during the period.

Historically, the Company has experienced significant losses from operations. However, during the first quarter of 2004, the Company’s operations improved due to the product sales through Avani O2 as discussed above. The Company expects to continue to sell products through Avani O2 to October 2004, when it transfers its property and production equipment to Avani O2. The Company recognizes that it will be required to seek other business opportunities in the near future as the Asset Sale Agreement with Avani O2 completes in October 2004. Since the second quarter of 2002, the Company began searching for business opportunities to acquire through a merger or share exchange. Management of the Company has conducted discussions and engaged in meetings with principals of a number of private companies, however, the Company has been unable to reach a formal agreement with such parties. The Company continues to search for other business opportunities to acquire, however, it cannot predict whether it will be successful in its efforts.

In the event that additional funding is required, the Company plans to raise additional capital through a combination of equity and debt financing.

The Company plans to propose to provide management services to or merge with Avani O2 after the completion of the sale of equipment and property. Both parties have not agreed on any plan, proposal, letter of understanding, agreement or arrangement yet. There is no guarantee that both parties will be able to reach any agreement or accomplish the acquisition between the Company and Avani O2.

In their auditors’ report on the consolidated financial statements for the year ended December 31, 2003, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the  Company's  Annual  Report on Form 10-KSB for the year ending December 31, 2003).

Since the second quarter of 2002, the Company began searching for business opportunities to acquire through a merger or share exchange. Management of the Company has conducted discussions and engaged in meetings with principals of a number of private companies, however, the Company has been unable to reach a formal agreement with such parties. The Company continues to search for other business opportunities to acquire, however, it cannot predict whether it will be successful in its efforts.

Cautionary Statements.  Readers  are urged to refer to the section entitled "Cautionary Statements  in the  Company's  Form 10-KSB  for  the year ended December 31, 2003  and elsewhere therein for  a broader  discussion of such risks and uncertainties. These risks include the lack of profitable operations, limited distribution channels, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Critical Accounting Policies

Change in Accounting Policy.  In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (which was amended in December 2003, FIN No. 46R).  The primary objectives of FIN No. 46R are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46R for public entities that are small business issuers, as defined (“SBIs”), are as follows:  (a) for interests in special-purpose entities: periods ended after December 15, 2003; (b) for all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) for all VIEs created after January 31, 2003, FIN 46R is applicable immediately.  The December 2003 amendment of FIN No. 46R also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

Pursuant to a joint-venture agreement dated February 18, 2000 (amended January 2002 and April 2004), the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the contributed bottling line contributed by the Company to Avani O2 and to appoint two of the three directors on the Board of Directors of Avani O2.  .As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in the first quarter of 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statements of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 has net assets of $1,238,137 as at March 31, 2004 and net income of $28,935 for the three-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

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

As part of the settlement of the loan payables from two lenders, the Company assigned its Net Profits Interest referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest (subsequently amended to become a monthly rental fee) and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.  For the three-month period ended March 31, 2004, all intercompany balances and transactions have been eliminated upon consolidation.

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.  For the three months ended March 31, 2003, compensation expenses of $99,343 was recognized for unvested options granted to non-employees in 2003. As there were no stock-based compensation awarded to employees during the three months ended March 31, 2004, the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Loss.

Off Balance Sheet Arrangements.

------------------------------

As described elsewhere herein, prior to consolidation, Avani O2 is the largest customer of the Company and has agreed to purchase all the production asset of the Company on October 1, 2004. As such, the Company’s continued operation is highly dependent on the collection of trade receivables and asset sale installment from Avani O2. Should Avani O2 default on any of these payments, it will have a severely adverse effect on the Company.

New Accounting Pronouncement

There were no new accounting pronouncement that impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At March 31, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 24, 2004             /s/Robert Wang

                               Robert Wang

                               President and

                               Principal Executive Officer