Form 10QSB
period 2004-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2004-08-23
CIK 1048701

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

$.001 par value, as of June 30, 2004 was 14,582,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

                                                  1

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                   Page No.

       -Consolidated Condensed Balance Sheet as of

        June 30, 2004 (unaudited) and December 31, 2003 (audited).  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months and Six Months Ended

        June 30, 2004 and 2003 (unaudited).                         4

       -Consolidated Interim Statement of Changes in Stockholders’

        Equity for the Six Months Ended

        June 30, 2004 (unaudited).                                  5

       -Consolidated Interim Statement of Cash Flows

        for the Three and Six Months Ended June 30, 2004

        and 2003 (unaudited).                                         6

       -Notes to Consolidated Interim Financial Statements.           7

Item 2. Management's Discussion and Analysis.                        14

Item 3. Effectiveness of the Registrant’s Disclosure Controls and

        Procedures                                                   19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                           20

Item 2. Changes in Securities.                                       20

Item 3. Defaults upon Senior Securities.                             20

Item 4. Submission of Matters to Vote of Securityholders.            20

Item 5. Other Information.                                           20

Item 6. Exhibits and Reports on Form 8-K.                            20

Signatures                                                           21

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
(Unaudited)
	June 3 0	December 31
	2004 (*)	2003
Assets
Current
Cash and cash equivalents	$237,404	$218,268
Accounts receivable (net of allowance for doubtful accounts
in 2004 - $5 7,789 ; 2003 - $5 4,073 )	1,345,080	72,144
Due from related party	-	442,392
Inventories	229,093	111,155
Prepaid expenses	35,618	5,396
	1,847,195	849,355

Property, plant and equipment (Note 3)	1,553,414	1,430,329
Other assets	31,117	33,289
	$3,431,726	$2,312,973

Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$790,365	$328,963
Accrued liabilities	98,063	94,116
Debts payable	72,395	77,131
Unearned revenue and deposits	114,908	113,615
	1,075,731	613,825

Obligations payable (Note 3)	285,745	1,010,141
	1,361,476	1,623,966
Non-controlling interest (Note 2)	1,601,412	-

Stockholders’ Equity
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,5 8 2,571 (2003 – 14,522,571) common shares	14,5 83	14,523

Additional paid-in capital	7,693,120	7,606,817
Accumulated deficit	(7,099,988)	(6,808,595)
Accumulated other comprehensive income (loss)
- foreign exchange translation	(138,877)	(123,738)
	468,838	689,007
	$3,431,726	$2,312,973
(*) Represents the financial position of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)
The accompanying notes are an integral part of these consolidated interim financial statements. 3

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30		June 30
	2004 (*)	2003	2004 (*)	2003
Revenue
Bottled water and supply sales	$742,513	$328,567	$1,402,371	$383,305
Cooler rentals and equipment sales	4,830	5,422	24,421	10,038
	747,343	333,989	1,426,792	393,343
Cost of revenue
Cost of goods sold (excluding
depreciation)	260,144	153,361	716,064	196,235
Depreciation	46,656	30,528	94,465	60,747
	306,800	183,889	810,529	256,982
Gross profit	440,543	150,100	616,263	136,361
Operating expenses
Marketing	23,623	11,872	38,505	19,414
General and administration	123,888	194,564	401,099	326,550
	147,511	206,436	439,584	345,964
Income (loss) from operations	293,032	(56,336)	176,679	(209,603)
Other income (expenses)
Interest on debts payable	(1,470)	(9,853)	(2,988)	(16,040)
Miscellaneous income (expense)	(20,052)	11,321	18,990	10,552

	271,510	(54,868)	192,681	(215,091)
Non-controlling Interest	(363,475)	-	(392,410)	-
Net loss before cumulative effect of change in accounting policy	(91,965)	(54,868)	(199,729)	(215,091)
Cumulative effect of change in accounting policy (Note 2)	-	-	(91,664)	-

Net loss for the period	(91,965)	(54,868)	(291,393)	(215,091)
Foreign currency translation adjustment	(168,821)	(2,189)	(15,139)	17,642
Comprehensive loss for the period	$(260,786)	$(57,057)	$(306,532)	$(197,449)
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding	14,532,5711	9,522,571	14,527,5711	9,522,571

(*) Represents the operations and comprehensive loss of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)

The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2003	9,522,571	$9,523	$7,291,813	$(6,473,823)	$(233,986)	$593,527
Issuance of common stock on exercise of options	5,000,000	5,000	265,000	-	-	270,000
Stock option compensation	-	-	50,004	-	-	50,004
Net loss for the year	-	-	-	(334,772)	-	(334,772)
Foreign exchange translation adjustment	-	-	-	-	110,248	110,248
Balance, December 31, 2003	14,522,571	14,523	7,606,817	(6,808,595)	(123,738)	689,007
Issuance of common stock on exercise of options	60,000	60	2,940	-	-	3,000
Net loss for the period	-	-	-	(291,393)	-	(291,393)
Stock option compensation (Note 4)	-	-	83,363	-	-	83,363
Foreign exchange translation adjustment	-	-	-	-	(15,139)	(15,139)
Balance, June 3 0 , 2004	14,582,571	$14,583	$7,693,120	$(7,099,988)	$(138,877)	$468,838
The accompanying notes are an integral part of these consolidated interim financial statements 5

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the six -month periods ended June 3 0	2004	2003
Cash provided by (used in)
Operating activities
Net loss for the period	$(291,393)	$(215,091)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Loss on forgiveness of receivable	-	10,522
Depreciation	94,465	91,259
Stock option compensation	83,363	27,900
Non-controlling interest	392,410	-
Cumulative effect of change in accounting policy	91,664	-
(Increase) decrease in assets
Accounts receivable	60,908	(92,369)
Inventories	16,457	(51,446)
Prepaid expenses	(10,398)	(32,091)
Increase (decrease) in liabilities
Accounts payable	55,388	103,121
Accrued liabilities	(62,439)	15,944
Unearned revenue and deposits	(37,902)	71,647
	392,523	(70,604)
Investing activities
Proceeds from sale of subsidiary	-	1
Financing activities
Proceeds from loans and obligation payable	-	293,878
Payments on debts payable	-	(27,992)
Advances to related parties	(309,536)	-
Proceeds from share issuances	3,000	-
	(306,536)	265,886
Increase (decrease) in cash during the period	85,987	195,283
Effect of foreign exchange on cash	(66,851)	(24,493)
Cash and cash equivalents, beginning of period	218,268	101,211
Cash and cash equivalents, end of period	$237,404	$272,001
Supplemental Information:
Interest paid	$2,988	$16,040
The following transactions which did not result in cash
flows have been excluded from financing activities:
Loan receivable forgiven (Note 5)	$-	$10,522
(*) Represents the cash flows of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)
The accompanying notes are an integral part of these consolidated interim financial statements. 6

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

The consolidated interim financial statements for the six -month period ended June 3 0 , 2004 include the accounts of the Company, its subsidiaries and its related party Avani O2 Water Sdn. Bhd. ("Avani O2"), whose director is also a significant shareholder of the Company. As described in Note 2, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, Avani O2 was consolidated in the three-month and six-month periods ended June 30, 2004 ..  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2003 and for the three-month and six-month period s ended June 3 0 , 2003 include the accounts of the Company and its subsidiaries only.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to June 3 0 , 2004 of $ 7,693,120 which includes a loss of $ 291,393 for the six -month period ended June 3 0 , 2004.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

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

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use , for all purposes , the Company’s technology of producing oxygen enriched bottled water.  Avani O2 is considered a VIE of the Company because, pursuant to the joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the contributed bottling line contributed by the Company to Avani O2 and to appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 ha d net assets of $1, 601,412 as at June 3 0 , 2004 and net income of $ 392,410 for the six -month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

1.

Obligations Payable

	June 3 0 ,	December 31,
	2004	2003

Assignment of net profits interest	$285,745	$285,745
Instalments received o n sale of assets	-	724,396
	$285,745	$1,010,141

3.

Obligations Payable - Continued

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in full settlement of a $475,771 loan payable.  In addition to the assignment of the account receivable, the Company also assigned its net profits interest in production equipment located in Malaysia (the "Net Profits Interest”) to two of the lenders.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company will record reductions in this account as Net Profits Interests are received by the lenders.  All Net Profits Interest balance and transactions between the Company and Avani O2 were eliminated in the consolidated interim financial statements for the six months ended June 30 , 2004.

In October 2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building, related land and production equipment to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,272,645 at year end exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds were to be received over two years in twenty-four monthly installments of CDN$70,620 (US$54,469) and a final payment of CDN$220,686 (US$170,215).  The gain on disposal of the properties wa s estimated to be $320,000 which was being deferred until the completion of the sale and then eliminated on consolidation. At December 31, 2003, prior to the consolidation of Avani O2, the installments received by the Company were recorded as obligations payable on the consolidated balance sheet.  As at December 31, 2003, installments of $724,396 had been received from Avani O2.   These assets were not classified as held for sale at December 31, 2003 as management anticipated that significant changes to the transaction would be made in 2004.   The advances and balance as at June 3 0 , 2004 between the Company and Avani O2 were eliminated in the consolidated interim financial statements.  Title to the property and production equipment will be transferred to Avani O2 when all of the instalments and payments have been received by the Company.

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at June 3 0 , 2004 and December 31, 2003, the Company had 22,862, 55 7 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008, and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002 and they were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

4.

Capital Stock - Continued

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at January 1, 2003	21,362,557	$0.03
Granted (a)	1,500,000	$0.06
Outstanding at December 31, 2003 and June 3 0 , 2004	22,862,557	$0.03

All of the share purchase warrants are exercisable on the grant date and remain outstanding at June 3 0 , 2004 and December 31, 2003.

c)

On June 10, 2003, the Company granted 1,950,000 stock options to Company ’s employees and directors.  Of this amount 1,150,000 stock options have an exercise period of two years.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  Only 30% of the options granted during the period are exercisable immediately with the remaining 70% to be vested on the one year anniversary of the date of grant ..  Another 800,000 fully vested stock options have an exercisable period of 3 years and an exercise price of $0.05 per share.

The Company follows Statement of Financial Accounting Standard (“SFAS”) No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  Unvested stock options are remeasured quarterly for the purpose of determining stock option compensation. As at June 3 0 , 2004, the fair value of these options was estimated using the following assumptions: a risk free interest rate of 1. 92%, expected volatility of 200%, no dividend yield and an expected life of the options of two years.  Compensation expense is amortized over the vesting period and compensation expense of $ 83,363 was recognized for the six -month period ended June 30 , 2004 (2003 – Nil) ..

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as indicated below.

4.

Capital Stock - Continued

As there w as no stock-based compensation awarded to employees during the period ended June 30, 2003 , the pro-forma information for the periods ended June 30, 2003 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

	Three-month period ended June 30, 2004	Six-month period ended June 30, 2004
Net loss, as reported	$(91,965)	$(291,393)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	(4,963)	(10,927)
Pro-forma net loss	$(96,928)	$(302,320)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.02)
Basic and diluted – pro-forma	$(0.01)	$(0.02)

A summary of stock option transactions for the period presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price

Outstanding at December 31, 2003	3,850,000	$ 0.07
Exercised	(60,000)	0.05
Outstanding at June 30, 2004	3,790,000	0.30
Exercisable at June 30, 2004	3,790,000	0.30
Exercisable at December 31, 2003	2,2 7 5,000	$ 0.10

1 1

4.

Capital Stock - Continued

Stock options outstanding at June 3 0 , 2004 are summarized as follows:

Number	Year 1	Year 2	Expiry Date

300,000	$0.05	$0.30	November 18, 2004
2,250,000	$0.05	$0.30	June 9, 2005
1,240,000	$0.05	$0.05	June 9, 2006

3, 790,000

5.

Major Customer and Supplier

During the six -month period ended June 3 0 , 2004, sales to one Malaysian customer totaled $ 357,149 .. At June 3 0 , 2004, there were $ 950,610 amounts due from this customer in receivables.  There were no sales to this customer in the prior year comparison as Avani O2 was not consolidated .  For the six-month period ended June 30, 2003, sales to the largest customer, Avani O2, were $245,232 and there were $91,200 amounts due from Avani O2 at June 30, 2003.   As at December 31, 2003, prior to consolidation of Avani O2, accounts receivable due from Avani O2 was $442,392.

During the six -month periods ended June 3 0 , 2004 and 2003, the Company purchased approximately 57 % and 49 % of its materials from one supplier.  At June 3 0 , 2004 and December 31, 2003, there were $Nil amounts due to that supplier in accounts payable.

6.

Related Party Transactions

During the six -month period ended June 3 0 , 2004, the Company accrued $ 36 ,000 as salary (2003 - $ 36 ,000) payable to the President of the Company.  In addition, the Company accrued $ 6 ,000 (2003 - $Nil) of marketing expenses payable to the President of the Company.  The Company also accrued consulting fees of approximately $ 45 ,000 (2003 - $Nil) payable to a significant stockholder of the Company who is also a director of Avani O2.

1 2

7 ..

Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada and other countries and to a customer in Malaysia through Avani O2 (Note 5).  The Company has determined that it operates in one reporting segment. All activities in 2003 were related to the one reporting segment based in Canada. In 2004, geographic reporting information is as follows:

	Three-month periods ended June 30		Six-month periods ended June 30
	2004	2003	2004	2003
Revenue
Bottled water and supply sales
Canada and other countries	$77,692	$328,567	$126,436	$383,305
Malaysia (via Avani O2)	664,821	-	1,275,935	-
	742,513	328,567	1402,371	383,305
Cooler rentals and equipment sales in
Canada	4,830	5,422	24,421	10,038
	$747,343	$333,989	$1,426,792	$393,343

Cost of revenue
Cost of goods sold (excluding depreciation)
Canada	$72,660	$153,361	$74,596	$196,235
Malaysia (via Avani O2)	187,484	-	641,468	-
	260,144	153,361	716,064	196,235
Depreciation	46,656	30,528	94,465	60,747
	$306,800	$183,889	$810,529	$256,982

Income (loss) from operations
Canada	$(70,444)	$(56,336)	$(215,731)	$(209,603)
Malaysia (via Avani O2)	363,475	-	392,410	-
	293,031	(56,336)	176,679	(209,603)
Interest on debt payable in Canada	(1,470)	(9,853)	(2,988)	(16,040)
Miscellaneous income in Canada	(20,051)	11,321	18,990	10,552
	271,510	(54,868)	192,681	(215,091)
Non-controlling interest	(363,475)	-	(392,410)	-
Net loss before cumulative effect of change in
accounting policy	(91,965)	(54,868)	(199,729)	(215,091)
Cumulative effect of change in accounting
policy	-	-	(91,664)	-
	$(91,965)	$(54,868)	$(291,393)	$(215,091)

			June 30	December 31
			2004	2003
Property, plant and equipment
Canada			$1,263,102	$1,218,496
Malaysia			290,312	211,833
			$1,553,414	$1,430,329

1 3

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

As described in Note 2 of the consolidated interim financial statements, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, the Company consolidated Avani O2 in the results for the second quarter of 2004.  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2003 and for the six-month period ended June 30, 2003 include the accounts of the Company and its subsidiaries only.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, its two wholly owned subsidiaries; Avani Oxygen Water Corporation, and Avani International Marketing Corporation and Avani O2 for the period ended June 30, 2004. As discussed above, Avani O2 is considered to be a Variable Interest Entity and its operations have been consolidated into the operations of the Company commencing in the first quarter of 2004 in accordance with US GAAP. The cumulative effect of the accounting change has been recorded in the Statement of Operations and Comprehensive Loss for the period ended June 30, 2004 and the prior year’s financial results and positions have not been restated to reflect the consolidation of Avani O2.

Accordingly, increase in expenses between the three and six month periods ended June 30, 2004 and 2003 are principally due to the consolidation of Avani O2. Also, the consolidated balance sheet may not be indicative of the resources available to the Company to settle liabilities and commitments since the net assets of Avani O2 may not be readily available to the Company or are completely within the control of the Company’s management.  Segmented information by geographic area is included in Note 8 of the consolidated interim financial statements.  Readers should consider the effect of such change in accounting policy and the limitations on balance sheet resources when reviewing the discussion below.

Results of Operations.

Six Months Ended June 30, 2004 compared with Six Months Ended June 30, 2003.

Revenues for the six months ended June 30, 2004 were $1,426,792 representing an increase of $1,033,449 or 263% from revenues of $383,343 for the same period in 2003. The increase is based principally on higher water sales in Malaysia which occurred during the 2004 period attributable to product sales by Avani O2. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company. These amounts represent private label sales to support Avani O2's product demand in the Far East. Revenues for the six-month period in 2004 consisted of $1,402,371 in water and supply sales (an increase of 366% from $383,305 for the prior period), $24,421 in cooler rentals and equipment sales (an increase of 243% from $10,038 for the same period in prior year).

Cost of revenue which includes depreciation for the six-month period in 2004 totaled $810,529, and increase of $553,547 or 215% from $256,982 for the same period in 2003. Cost of revenue as a percentage of sales was 56.8% for the 2004 period representing a decrease of 8.4% from 65.2% for the prior period. The decrease in cost of revenue as a percentage of sales for the 2004 period reflects the effect of the increased revenues on fixed costs and depreciation. Cost of revenue for the six-month period ended June 30, 2004 consisted of $716,064 in bottled water, supplies, coolers, and related equipment, and delivery costs (an increase of $519,849 or 265% from $196,235 for the prior period) and $94,465 in depreciation (an increase of $33,718 or 56% from $60,747 for the same period in prior year). The increase in costs of revenue is due mainly to higher material and labor costs associated with the increased production levels. Gross profit for the six-month period ended June 30, 2004 was $616,263, an increase of $479,902 or 352% from gross profit of $136,361 for the same period in 2003. The increase is due to the consolidation of Avani O2 in the Company’s operations, and for the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the six-month period ended June 30, 2004 totaled $439,584, an increase of $93,620 or 27.1% from $345,964 for the same period in 2003. General and administrative costs were $401,099 in 2004, an increase of 22.8% from $326,550 in the prior period. The increase is due mainly the inclusion of Avani O2’s general and administrative expenses of $101,478 in the consolidated statements of the Company. Marketing expenses totaled $38,505 for the six-month period in 2004 representing an increase of 98.3% from $19,414 for the prior period. The increase is due to a promotion program in Canada which includes advertising and salesperson hiring.  Income from operations for the 2004 period is $176,679 compared to a loss of $209,603 for the comparable period 2003 due to the reasons discussed above.

During the 2004 period, the Company recorded interest on debts payable of $2,998 compared with $16,040 for the 2003 period. The amount in 2003 included mortgage interest of $10,044, which mortgages were paid off by the Company in the third quarter of 2003. Miscellaneous income for 2004 was $18,990 (which consisted of foreign exchange gains of $16,916 and vehicle leasing income of $1,345, compared with $10,552 in 2003.

During 2004, as a result of the consolidation of Avani 02, the Company recorded a non-controlling interest adjustment of $(392,410) and recorded a change of accounting policy adjustment of $(91,664). No such accounts were recorded for the 2003 period.

Net loss for the six-month period ended June 30, 2004 was $291,393 compared with a net loss of $215,091 for the prior period. The Company had a foreign currency transaction adjustment of ($15,139) in 2004 compared with $17,642 for the 2003 period. The increase in the foreign currency adjustment during 2004 is due principally to the increase in operation activities in 2004.  Comprehensive loss for the 2004 period was $306,532 compared with a loss of $197,449. Loss per share was $0.02 in 2004 and 2003.

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

The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to fund its ongoing operations. As of June 30, 2004, the Company has sufficient cash to fund its operations for the next four months.

As of June 30, 2004, the Company had working capital of $771,464. Working capital as of December 31, 2003 was $235,530. The increase in working capital is principally a result of consolidation of Avani O2.

Property, plant and equipment, net of accumulated depreciation, totaled $1,553,414, which consists of $1,263,102 in Company  assets located in Canada and $290,312 in Avani O2 assets located in Malaysia as at June 30, 2004. Property, plant and equipment of the Company, net of accumulated depreciation, totaled $1,430,329 on December 31, 2003. The reduction is due to amortization that occurred during the period.

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

Pursuant to a joint-venture agreement dated February 18, 2000 (amended January 2002 and April 2004), the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the contributed bottling line contributed by the Company to Avani O2 and to appoint two of the three directors on the Board of Directors of Avani O2.  .As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in the first quarter of 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statements of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 has net assets of $1,601,412 as at June 30, 2004 and net income of $392,410 for the six-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

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

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.  For the three months ended March 31, 2003, compensation expenses of $83,363 was recognized for unvested options granted to non-employees in 2003. As there were no stock-based compensation awarded to employees during the sixmonths ended March 31, 2004, the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Loss.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At June 30, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

On June 3, 2004, an optionee exercised an outstanding stock option and acquired 60,000 shares of Company common stock in exchange for the total payment of $3,000.

The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: August 23, 2004          /s/Dennis Robinson

                               Dennis Robinson

                               Vice President and

                               Principal Financial Officer