Form 10QSB
period 2004-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2004-11-22
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2004

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

$.001 par value, as of November 1, 2004 was 14,582,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                     Page No.

       -Consolidated Interim Balance Sheets as of September 30, 2004

        (unaudited) and December 31, 2003 (audited).                  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Income (Loss) for the  Three-Month and

        Nine-Month Periods Ended September 30, 2004 and

        2003 (unaudited).                                             4

       -Consolidated Interim Statements of Changes in Stockholders'

        Equity for the Nine-Month Periods Ended

        September 30, 2004 (unaudited).                               5

       -Consolidated Interim Statements of Cash Flows

        for the Nine-Month Period Ended September 30, 2004

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

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
(Unaudited)
	September 30	December 31
	2004 (*)	2003
Assets
Current
Cash and cash equivalents	$316,971	$218,268
Accounts receivable (net of allowance for doubtful accounts
in 2004 - $61,875; 2003 - $54,073)	1,195,873	72,144
Due from related party	-	442,392
Inventories	267,626	111,155
Prepaid expenses	35,210	5,396
	1,815,680	849,355

Property, plant and equipment (Note 3)	1,489,397	1,430,329
Other assets	31,484	33,289
	$3,336,561	$2,312,973
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$757,803	$328,963
Accrued liabilities	127,863	94,116
Debts payable	73,362	77,131
Unearned revenue and deposits	128,711	113,615
	1,087,739	613,825

Obligations payable (Note 3)	285,745	1,010,141
	1,373,484	1,623,966
Non-controlling interest (Note 2)	1,738,868	-

Stockholders’ Equity
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,582,571 (December 31, 2003 – 14,522,571) common shares	14,583	14,523
Additional paid-in capital	7,693,120	7,606,817
Accumulated deficit	(7,382,192)	(6,808,595)
Accumulated other comprehensive income (loss)
- foreign exchange translation	(101,302)	(123,738)
	224,209	689,007
	$3,336,561	$2,312,973
(*) Represents the financial position of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)
The accompanying notes are an integral part of these consolidated interim financial statements. 3
Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)
	Three-month periods ended		Nine-month periods ended
	September 30		September 30
	2004 (*)	2003	2004 (*)	2003
Revenue
Bottled water and supply sales	$361,583	$969,777	$1,763,954	$1,353,082
Cooler rentals and equipment sales	3,685	5,060	28,106	15,098
	365,268	974,837	1,792,060	1,368,180
Cost of revenue
Cost of goods sold (excluding
depreciation)	235,074	574,309	951,138	770,544
Depreciation	46,449	30,599	140,914	91,346
	281,523	604,908	1,092,052	861,890
Gross profit	83,745	369,929	700,008	506,290
Operating expenses
Marketing	17,196	7,391	55,701	26,806
General and administration	280,507	284,321	681,606	610,871
	297,703	291,712	737,307	637,677
Income (loss) from operations	(213,958)	78,217	(37,299)	(131,387)
Other income (expenses)
Interest on debts payable	(1,530)	(7,921)	(4,518)	(23,961)
Miscellaneous income (expense)	12,939	17,220	31,929	27,772
	(202,549)	87,516	(9,888)	(127,576)
Non-controlling Interest	(74,838)	-	(472,045)	-
Net income (loss) before cumulative effect of change in accounting policy	(277,387)	87,516	(481,933)	(127,576)
Cumulative effect of change in accounting policy (Note 2)	-	-	(91,664)	-
Net income (loss) for the period	(277,387)	87,516	(573,597)	(127,576)
Foreign currency translation adjustment	37,575	5,701	22,436	23,343
Comprehensive income (loss) for the period	$(239,812)	$93,217	$(551,161)	$(104,233)
Income (Loss) per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Weighted average shares outstanding	14,582,5711	10,355,904	14,540,1601	9,800,349

(*) Represents the operations and comprehensive loss of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)

The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2003	9,522,571	$9,523	$7,291,813	$(6,473,823)	$(233,986)	$593,527
Issuance of common stock on exercise of options	5,000,000	5,000	265,000	-	-	270,000
Stock option compensation	-	-	50,004	-	-	50,004
Net loss for the year	-	-	-	(334,772)	-	(334,772)
Foreign exchange translation adjustment	-	-	-	-	110,248	110,248
Balance, December 31, 2003	14,522,571	14,523	7,606,817	(6,808,595)	(123,738)	689,007
Issuance of common stock on exercise of options	60,000	60	2,940	-	-	3,000
Stock option compensation (Note 4)	-	-	83,363	-	-	83,363
Net loss for the period	-	-	-	(573,597)	-	(573,597)
Foreign exchange translation adjustment	-	-	-	-	22,436	22,436
Balance, September 30, 2004	14,582,571	$14,583	$7,693,120	$(7,382,192)	$(101,302)	$224,209
The accompanying notes are an integral part of these consolidated interim financial statements 5

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the nine-month periods ended September 30	2004	2003
Cash provided by (used in)
Operating activities
Net loss for the period	$(573,597)	$(127,576)
Adjustments to reconcile net loss for the period to
net cash used in operating activities
Loss on forgiveness of receivable	-	10,522
Depreciation	140,914	141,580
Stock option compensation	83,363	48,400
Non-controlling interest	472,045	-
Cumulative effect of change in accounting policy	91,664	-
(Increase) decrease in assets
Accounts receivable	81,551	(227,801)
Inventories	(12,104)	(65,660)
Prepaid expenses	(19,051)	(13,215)
Increase (decrease) in liabilities
Accounts payable	102,518	139,590
Accrued liabilities	(60,105)	65,382
Unearned revenue and deposits	12,709	761
	319,907	(28,017)
Investing activities
Proceeds from sale of subsidiary	-	1
Acquisition of capital assets	-	(3,430)
	-	(3,429)
Financing activities
Proceeds from loans and obligation payable	-	416,709
Payments on debts payable	-	(275,047)
Advances to related parties	(133,672)	-
Proceeds from share issuances	3,000	270,000
	(130,672)	411,662
Increase (decrease) in cash during the period	189,235	380,216
Effect of foreign exchange on cash	(90,532)	(23,891)
Cash and cash equivalents, beginning of period	218,268	101,211
Cash and cash equivalents, end of period	$316,971	$457,536
Supplemental Information:
Interest paid	$4,518	$20,473
The following transactions which did not result in cash
flows have been excluded from financing activities:
Loan receivable forgiven (Note 5)	$-	$10,522
(*) Represents the cash flows of Avani International Group Inc. and its wholly-owned subsidiaries and Avani O2 Water Sdn Bhd (Note 2)
The accompanying notes are an integral part of these consolidated interim financial statements. 6

Avani International Group Inc.
Notes to the Consolidated Interim FinancialStatements
(Expressed in US Dollars)
(Unaudited)

September 30, 2004 and 2003

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

The consolidated interim financial statements for the nine-month period ended September 30, 2004 include the accounts of the Company, its subsidiaries and its related party Avani O2 Water Sdn. Bhd. ("Avani O2"), whose director is also a significant shareholder of the Company. As described in Note 2, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, Avani O2 was consolidated in the three-month and nine-month periods ended September 30, 2004.  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2003 and for the three-month and nine-month periods ended September 30, 2003 include the accounts of the Company and its subsidiaries only.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to September 30, 2004 of $7,382,192 which includes a loss of $573,597 for the nine-month period ended September   30, 2004.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Avani International Group Inc.
Notes to the Consolidated Interim FinancialStatements
(Expressed in US Dollars)
(Unaudited)

September 30, 2004 and 2003

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

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use, for all purposes, the Company’s technology of producing oxygen enriched bottled water.  Avani O2 is considered a VIE of the Company because, pursuant to the joint-venture agreement, the Company is entitled to, among other things, a rental fee payable by Avani O2 equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml or 0.00054RM per ml per bottle commencing January 1, 2002, and appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $1,175,159 as at September 30, 2004 and net income of $472,045 for the nine-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

1.

Obligations Payable

	September 30,	December 31,
	2004	2003
Assignment of net profits interest	$285,745	$285,745
Instalments received on sale of assets	-	724,396
	$285,745	$1,010,141

Avani International Group Inc.
Notes to the Consolidated Interim FinancialStatements
(Expressed in US Dollars)
(Unaudited)

September 30, 2004 and 2003

3.

Obligations Payable - Continued

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in full settlement of a $475,771 loan payable.  In addition to the assignment of the account receivable, the Company also assigned its net profits interest in production equipment located in Malaysia (the "Net Profits Interest”) to two of the lenders.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company will record reductions in this account as Net Profits Interests are received by the lenders.  All Net Profits Interest balance and transactions between the Company and Avani O2 were eliminated in the consolidated interim financial statements for the nine months ended September 30, 2004.

In October 2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building, related land and production equipment to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,272,645 at year end exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds were to be received over two years in twenty-four monthly installments of CDN$70,620 (US$54,469) and a final payment of CDN$220,686 (US$170,215).  The gain on disposal of the properties was estimated to be $320,000 which was being deferred until the completion of the sale and then eliminated on consolidation. At December 31, 2003, prior to the consolidation of Avani O2, the installments received by the Company were recorded as obligations payable on the consolidated balance sheet.  As at December 31, 2003, installments of $724,396 had been received from Avani O2.  These assets were not classified as held for sale at December 31, 2003 as management anticipated that significant changes to the transaction would be made in 2004.  The advances and balance as at September 30, 2004 between the Company and Avani O2 were eliminated in the consolidated interim financial statements.  Title to the property and production equipment will be transferred to Avani O2 when all of the installments and payments have been received by the Company.

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at September 30, 2004 and December 31, 2003, the Company had 22,862,557 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008, and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002 and were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

Avani International Group Inc.
Notes to the Consolidated Interim FinancialStatements
(Expressed in US Dollars)
(Unaudited)

September 30, 2004 and 2003

4.

Capital Stock - Continued

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at January 1, 2003	21,362,557	$0.03
Granted (a)	1,500,000	$0.06
Outstanding at December 31, 2003 and September 30, 2004	22,862,557	$0.06

All of the share purchase warrants are exercisable on the grant date and remain outstanding at September 30, 2004 and December 31, 2003.

c)

On June 10, 2003, the Company granted 1,950,000 stock options to Company’s employees and directors.  Of this amount 1,150,000 stock options have an exercise period of two years.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  Only 30% of the options granted during the period are exercisable immediately with the remaining 70% to be vested on the one year anniversary of the date of grant.  Another 800,000 fully vested stock options have an exercisable period of 3 years and an exercise price of $0.05 per share.

The Company follows Statement of Financial Accounting Standard (“SFAS”) No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  Unvested stock options are remeasured quarterly for the purpose of determining stock option compensation. As at June 30, 2004, tThe fair value of these options was estimated using the following assumptions: a risk free interest rate of 1.92%, expected volatility of 200%, no dividend yield and an expected life of the options of two years.  Compensation expense is amortized over the vesting period and compensation expense of $83,363 was recognized for the nine-month period ended September 30, 2004 (2003 – Nil).

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

Avani International Group Inc.
Notes to the Consolidated Interim FinancialStatements
(Expressed in US Dollars)
(Unaudited)

September 30, 2004 and 2003

4.

Capital Stock - Continued

As there was no stock-based compensation awarded to employees during the period ended September 30, 2003, the pro-forma information for the periods ended September 30, 2003 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

	Three-month period ended Sept. 30, 2004	Nine-month period ended Sept. 30, 2004
Net loss, as reported	$(277,387)	$(573,597)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	(10,927)
Pro-forma net loss	$(277,387)	$(584,524)
Loss per share:
Basic and diluted – as reported	$(0.02)	$(0.04)
Basic and diluted – pro-forma	$(0.02)	$(0.04)

A summary of stock option transactions for the period presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2003	3,850,000	$ 0.21
Exercised	(60,000)	0.05
Outstanding at September 30, 2004	3,790,000	0.21
Exercisable at September 30, 2004	3,790,000	0.21
Exercisable at December 31, 2003	2,275,000	$ 0.10

Avani International Group Inc.
Notes to the Consolidated Interim FinancialStatements
(Expressed in US Dollars)
(Unaudited)

September 30, 2004 and 2003

4.

Capital Stock - Continued

Stock options outstanding at September 30, 2004 are summarized as follows:

Number	Year 1	Year 2	Expiry Date

300,000	$0.05	$0.30	November 18, 2004
2,190,000	$0.05	$0.30	June 9, 2005
1,300,000	$0.05	$0.05	June 9, 2006

3,790,000

5.

Major Customer and Supplier

During the nine-month period ended September 30, 2004, sales to one Malaysian customer totaled $389,830. At September 30, 2004, there were $1,171,380755,196 amounts due from this customer in receivables.  There were no sales to this customer in the prior year comparison as Avani O2 was not consolidated.  For the nine-month period ended September 30, 2003, sales to the largest customer, Avani O2, were $1,000,512 and there were $208,416 amounts due from Avani O2 at September 30, 2003.  As at December 31, 2003, prior to consolidation of Avani O2, accounts receivable due from Avani O2 was $442,392.

During the nine-month periods ended September 30, 2004 and 2003, the Company purchased approximately 59% and 64% of its materials from one supplier.  At September 30, 2004 and December 31, 2003, there were $Nil amounts due to that supplier in accounts payable.

6.

Related Party Transactions

During the nine-month period ended September 30, 2004, the Company accrued $54,000 as salary (2003 - $54,000) payable to the President of the Company.  In addition, the Company accrued $9,000 (2003 - $Nil) of marketing expenses payable to the President of the Company.  The Company also accrued consulting fees of approximately $71,000 (2003 - $71,000) payable to a significant stockholder of the Company who is also a director of Avani O2.

Avani International Group Inc.
Notes to the Consolidated Interim FinancialStatements
(Expressed in US Dollars)
(Unaudited)

September 30, 2004 and 2003

7.

Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada and other countries and to a customer in Malaysia through Avani O2 (Note 5).  The Company has determined that it operates in one reporting segment. All activities in 2003 were related to the one reporting segment based in Canada. In 2004, geographic reporting information is as follows:

	Three-month periods ended September 30		Nine-month periods ended September 30
	2004	2003	2004	2003
Revenue
Bottled water and supply sales
Canada and other countries	$11,632	$969,777	$138,068	$1,353,082
Malaysia (via Avani O2)	349,951	-	1,625,886	-
	361,583	969,777	1,763,954	1,353,082
Cooler rentals and equipment sales in
Canada	3,685	5,060	28,106	15,098
	$365,268	$974,837	$1,792,060	$1,368,180

Cost of revenue
Cost of goods sold (excluding depreciation)
Canada	$6,027	$574,309	$80,623	$770,544
Malaysia (via Avani O2)	229,047	-	870,515	-
	235,074	574,309	951,138	770,544
Depreciation	46,449	30,599	140,914	91,346
	$281,523	$604,908	$1,092,052	$861,890

Income (loss) from operations
Canada	$(288,107)	$78,217	$(503,858)	$(131,387)
Malaysia (via Avani O2)	74,149	-	466,559	-
	(213,958)	78,217	(37,299)	(131,387)
Interest on debt payable in Canada	(1,530)	(7,921)	(4,518)	(23,961)
Miscellaneous income in Canada	12,938	17,220	31,928	27,772
	(202,549)	(87,516)	(9,888)	(127,576)
Non-controlling interest	(74,838)	-	(472,045)	-
Net loss before cumulative effect of change in
accounting policy	(277,387)	(87,516)	(481,933)	(127,576)
Cumulative effect of change in accounting
policy	-	-	(91,664)	-
	$(277,387)	$(87,516)	$(573,597)	$(127,576)

			September 30	December 31
			2004	2003
Property, plant and equipment
Canada			$1,280,687	$1,218,496
Malaysia			208,710	211,833
			$1,489,397	$1,430,329

.

Item 2. Management's Discussion and Analysis.

The Company has significant business relationships with Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company and its affiliate. The Company’s prior periodic, quarterly and annual filings, including the Company’s Form 10-KSB for the period ended December 31, 2003 discusses in greater detail the following;

•

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  On February 18, 2000, the Company entered into an agreement with Avani O2 pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions and exclusions, including a 30% pre-tax net profits interest and 2% gross royalty interest payable to the Company. On April 19, 2004, the agreement was amended by replacing the  30% pre tax net profits interest with a rental fee payable by Avani O2 to the Company equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml or 0.00054RM per ml per bottle commencing January 1, 200 2 .. [3.8 RM equals $1.00 USD] As of September 30, 2004, Avani O2 owes $389,768 to the Company in respect of the payments due the Company under the stated agreement.

•

On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”), pursuant to which the Company agreed to sell all of the assets of its subsidiary consisting of its plant, production equipment, and real estate to Avani O2. The Asset Sale Agreement provides for 24 monthly instalments of $70,620 CDN (or $54,469 USD at year end exchange rates) commencing October 1, 2002 to and continuing to September 1, 2004, with a final payment of $220,686 CDN (or $170,217 USD at year end exchange rates) on October 1, 2004. Avani O2 did not make its final payment under the Asset Sale Agreement, and the payment date has been extended to November 25, 2004.

•

Avani O2 is controlled by a significant shareholder of the Company.

Please refer to these filings for a broader description of the transactions and relationships with Avani O2 and its affiliate.

As described in Note 2 of the consolidated interim financial statements, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, the Company consolidated Avani O2 in the results for the 2004 periods.  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2003 and for the nine-month period ended September 30, 2003 include the accounts of the Company and its subsidiaries only.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, its two wholly owned subsidiaries; Avani Oxygen Water Corporation, and Avani International Marketing Corporation and Avani O2 for the period ended September 30, 2004. As discussed above, Avani O2 is considered to be a VIE and its operations have been consolidated into the operations of the Company commencing in the first quarter of 2004 in accordance with US GAAP. The cumulative effect of the accounting change has been recorded in the Statement of Operations and Comprehensive Loss for the period ended September

30, 2004 and the prior year’s financial results and positions have not been restated to reflect the consolidation of Avani O2. Accordingly, increase in expenses between the three and nine month periods ended September 30, 2004 and 2003 are principally due to the consolidation of Avani O2. Also, the consolidated balance sheet may not be indicative of the resources available to the Company to settle liabilities and commitments since the net assets of Avani O2 may not be readily available to the Company or are completely within the control of the Company’s management.  Segmented information by geographic area is included in Note 8 of the consolidated interim financial statements.  Readers should consider the effect of such change in accounting policy and the limitations on balance sheet resources when reviewing the discussion below.

Results of Operations.

Nine Months Ended September 30, 2004 compared with Nine Months Ended September 30, 2003.

Revenues for the nine months ended September 30, 2004 were $1,792,060 representing an increase of $423,880 or 13.1% from revenues of $1,368,180 for the same period in 2003. The increase is based principally on higher water sales in Malaysia which occurred during the 2004 period attributable to product sales by Avani O2. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company. The amounts for the 2003 period represent private label sales to support Avani O2's product demand in the Far East. The amounts for the 2004 represent the consolidated sales of both the Company and Avani O2. Revenues for the nine-month period in 2004 consisted of $1,763,954 in water and supply sales (an increase of 30.4% from $1,353,082 for the prior period), $28,106 in cooler rentals and equipment sales (an increase of 86.1% from $15,099 for the same period in prior year).

Cost of revenue which includes depreciation for the nine-month period in 2004 totaled $1,092,052, an increase of $230,162 or 26.7% from $861,890 for the same period in 2003. Cost of revenue as a percentage of sales was 60.9% for the 2004 period representing a slight decrease of 2.1% from 63% for the prior period. The decrease in cost of revenue as a percentage of sales for the 2004 period reflects the effect of the increased revenues on fixed costs and depreciation. Cost of revenue for the nine-month period ended September 30, 2004 consisted of $951,138 in bottled water, supplies, coolers, and related equipment, and delivery costs (an increase of $180,594 or 265% from $770,544 for the prior period) and $140,914 in depreciation (an increase of $49,568 or 54.3% from $91,346 for the same period in prior year). The increase in costs of revenue is due mainly to higher material and labor costs associated with the increased production levels. Gross profit for the nine-month period ended September 30, 2004 was $700,008, an increase of $193,718 or 38.3% from gross profit of $506,290 for the same period in 2003. The increase is due to the consolidation of Avani O2 in the Company’s operations, and for the reasons discussed above.

Operating expenses which includes marketing expenses, and general and administrative expenses for the nine-month period ended September 30, 2004 totaled $737,307, an increase of $99,630 or 15.6% from $637,677 for the same period in 2003. General and administrative costs were $681,606 in 2004, an increase of 11.6% from $610,871 in the prior period. The increase is due mainly the inclusion of Avani O2’s general and administrative expenses of $125,854 in the consolidated statements of the Company. Marketing expenses totaled $55,701 for the nine-month period in 2004 representing an increase of 108% from $26,806 for the prior period. The increase is due to a promotion program in Canada which includes advertising and salesperson hiring.  Loss from operations for the 2004 period is $37,299 compared to a loss of $131,387 for the comparable period 2003 due to the reasons discussed above.

During the 2004 period, the Company recorded interest on debts payable of $4,518 compared with $23,961 for the 2003 period. The amount in 2003 included mortgage interest of $20,473, which mortgages were paid off by the Company in the third quarter of 2003. Miscellaneous income for 2004 was $31,928 (which consisted of foreign exchange gains of $23,285 and vehicle leasing income of $2,033 from the Company and $5,486 from Avani O2), compared with $27,772 in 2003.

During 2004, as a result of the consolidation of Avani 02, the Company recorded a non-controlling interest adjustment of $(472,045) and recorded a change of accounting policy adjustment of $(91,664). No such accounts were recorded for the 2003 period.

Net loss for the nine-month period ended September 30, 2004 was $573,597 compared with a net loss of $127,576 for the prior period. The Company had a foreign currency transaction adjustment of $22,436 in 2004 compared with $23,343 for the 2003 period. Comprehensive loss for the 2004 period was $551,161 compared with a loss of $104,233. Loss per share was $0.04 in 2004 and $0.01 in 2003.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations principally through the private placement of its common stock. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, the Company assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $285,745 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from the Company’s agreement with Avani O2 under which Avani O2 received certain licensing rights from the Company. The assignment of net profits interest (which was amended to become monthly rental charges as discussed above) to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans.

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

The Company expects that all available cash, including cash received from Avani O2 from the Asset Sale Agreement, will be used by the Company to fund its ongoing operations. As of September 30, 2004, the Company has sufficient cash to fund its operations for the next four months.

As of September 30, 2004, the Company had working capital of $727,941. Working capital as of December 31, 2003 was $235,530. The increase in working capital is principally a result of consolidation of Avani O2.

Property, plant and equipment, net of accumulated depreciation, totaled $1,489,397, which consists of $1,280,687 in Company  assets located in Canada and $208,710 in Avani O2 assets located in Malaysia as at September 30, 2004. Property, plant and equipment of the Company, net of accumulated depreciation, totaled $1,430,329 on December 31, 2003. The reduction is due to amortization that occurred during the period.

Historically, the Company has experienced significant losses from operations. However, during the first quarter of 2004, the Company’s operations improved due to the product sales through Avani O2 as discussed above. The Company expects to continue to sell products to Avani O2 through the completion of the Asset Sale Agreement (which has been extended to November 25, 2004) when it transfers its property and production equipment to Avani O2. Following the transfer of assets, the Company intends to negotiate a co-packing arrangement with Avani O2 under which the Company would sell its bottled water products in certain markets worldwide .. Initially, t he Company expects to continue selling its five gallon containers in the local Vancouver market, and pursue markets international ly , provided a mutually acceptable arrangement with Avani O2 can be reached. Despite its intentions of continuing the marketing and sale of its water products, the Company recognizes that it may be required to seek other business opportunities in the near future. The Company also may seek to establish other arrangements with Avani O2, including providing managerial services for Avani O2’s Canadian operation following the completion of the Asset Sale Agreement. Both parties have not agreed on any plan, proposal, letter of understanding, agreement or arrangement yet. There is no guarantee that Company will reach any agreement with Avani O2. In addition, since the second quarter of 2002, the Company began searching for business opportunities to acquire through a merger or share exchange. Management of the Company has conducted discussions and engaged in meetings with principals of a number of private companies, however, the Company has been unable to reach a formal agreement with such parties. The Company continues to search for other business opportunities to acquire, however, it cannot predict whether it will be successful in its efforts. In the event that additional funding is required, the Company plans to raise additional capital through a combination of equity and debt financing.

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

Pursuant to a joint-venture agreement dated February 18, 2000 (as amended in January 2002 and April 2004), the Company is entitled to, among other things, rental fee payable by Avani O2 to the Company equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml or 0.00054RM per ml per bottle commencing January 1, 2003, and appoint two of the three directors on the Board of Directors of Avani O2.  .As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in the first quarter of 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statements of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 has net assets of $1,601,412 as at June 30, 2004 and net income of $392,410 for the six-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

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

As part of the settlement of the loan payables from two lenders, the Company assigned its Net Profits Interest referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest (subsequently amended to become a monthly rental fee) and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.  For the nine-month period ended September 30, 2004, all intercompany balances and transactions have been eliminated upon consolidation.

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.  For the three months ended March 31, 2003, compensation expenses of $83,363 was recognized for unvested options granted to non-employees in 2003. As there were no stock-based compensation awarded to employees during the nine months ended September 30, 2004, the pro-forma information equals the information as reported on the Statement of Operations and Comprehensive Loss.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At September 30, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial

19

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: November 22, 2004          /s/Dennis Robinson

                               Dennis Robinson

                               Vice President and

                               Principal Financial Officer