Form 10QSB/A
period 2004-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2004-11-30
CIK 1048701

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

2

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

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use, for all purposes, the Company’s technology of producing oxygen enriched bottled water.  Avani O2 is considered a VIE of the Company because, pursuant to the original joint-venture agreement, the Company is entitled to, among other things, a receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2, and appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $1,175,159 as at September 30, 2004 and net income of $472,045 for the nine-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

1.

Obligations Payable

	September 30,	December 31,
	2004	2003
Assignment of net profits interest	$285,745	$285,745
Instalments received on sale of assets	-	724,396
	$285,745	$1,010,141

3.

Obligations Payable - Continued

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders, along with the assignment of a net profits interests (“Net Profits Interest”) in certain production equipment located in Malaysia  in full settlement of a $475,771 loan payable. The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company will record reductions in this account as Net Profits Interests are received by the lenders.  All Net Profits Interest balance and transactions between the Company and Avani O2 were eliminated in the consolidated interim financial statements for the nine months ended September 30, 2004.

In October 2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building, related land and production equipment to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,272,645 at year end exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds were to be received over two years in twenty-four monthly installments of CDN$70,620 (US$54,469) and a final payment of CDN$220,686 (US$170,215).  The gain on disposal of the properties was estimated to be $320,000 which was being deferred until the completion of the sale and then eliminated on consolidation. At December 31, 2003, prior to the consolidation of Avani O2, the installments received by the Company were recorded as obligations payable on the consolidated balance sheet.  As at December 31, 2003, installments of $724,396 had been received from Avani O2.  These assets were not classified as held for sale at December 31, 2003 as management anticipated that significant changes to the transaction would be made in 2004.  The advances and balance as at September 30, 2004 between the Company and Avani O2 were eliminated in the consolidated interim financial statements.  Title to the property and production equipment will be transferred to Avani O2 when all of the installments and payments have been received by the Company.  As Avani O2 did not make the final payment under the agreement, the payment date has been extended to November 25, 2004.

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

3,790,000

5.

Major Customer and Supplier

During the nine-month period ended September 30, 2004, sales to one Malaysian customer totaled $389,830. At September 30, 2004, there were $1,171,380 amounts due from this customer in receivables.  There were no sales to this customer in the prior year comparison as Avani O2 was not consolidated.  For the nine-month period ended September 30, 2003, sales to the largest customer, Avani O2, were $1,000,512 and there were $208,416 amounts due from Avani O2 at September 30, 2003.  As at December 31, 2003, prior to consolidation of Avani O2, accounts receivable due from Avani O2 was $442,392.

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

7.

Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada and other countries and to a customer in Malaysia through Avani O2 (Note 5).  The Company has determined that it operates in one reporting segment. All activities in 2003 were related to the one reporting segment based in Canada. In 2004, geographic reporting information is as follows:

	Three-month periods ended September 30		Nine-month periods ended September 30
	2004	2003	2004	2003
Revenue
Bottled water and supply sales
Canada and other countries	$69,320	$969,777	$195,759	$1,353,082
Malaysia (via Avani O2)	292,263	-	1,568,198	-
	361,583	969,777	1,763,954	1,353,082
Cooler rentals and equipment sales in
Canada	3,685	5,060	28,106	15,098
	$365,268	$974,837	$1,792,060	$1,368,180

Cost of revenue
Cost of goods sold (excluding depreciation)
Canada	$31,338	$574,309	$105,934	$770,544
Malaysia (via Avani O2)	203,736	-	845,204	-
	235,074	574,309	951,138	770,544
Depreciation	46,449	30,599	140,914	91,346
	$281,523	$604,908	$1,092,052	$861,890

Income (loss) from operations
Canada	$(288,107)	$78,217	$(503,858)	$(131,387)
Malaysia (via Avani O2)	74,149	-	466,559	-
	(213,958)	78,217	(37,299)	(131,387)
Interest on debt payable in Canada	(1,530)	(7,921)	(4,518)	(23,961)
Miscellaneous income in Canada	12,938	17,220	31,928	27,772
	(202,549)	(87,516)	(9,888)	(127,576)
Non-controlling interest	(74,838)	-	(472,045)	-
Net loss before cumulative effect of change in
accounting policy	(277,387)	(87,516)	(481,933)	(127,576)
Cumulative effect of change in accounting
policy	-	-	(91,664)	-
	$(277,387)	$(87,516)	$(573,597)	$(127,576)

			September 30	December 31
			2004	2003
Property, plant and equipment
Canada			$1,280,687	$1,218,496
Malaysia			208,710	211,833
			$1,489,397	$1,430,329

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

Results of Operations.

Nine Months Ended September 30, 2004 compared with Nine Months Ended September 30, 2003.

Revenues for the nine months ended September 30, 2004 were $1,792,060 representing an increase of $423,880 or 31% from revenues of $1,368,180 for the same period in 2003. The increase is based principally on higher water sales in Malaysia which occurred during the 2004 period attributable to product sales by Avani O2. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company. The amounts for the 2003 period represent private label sales to support Avani O2's product demand in the Far East. The amounts for the 2004 represent the consolidated sales of both the Company and Avani O2. Revenues for the nine-month period in 2004 consisted of $1,763,954 in water and supply sales (an increase of 30.4% from $1,353,082 for the prior period), $28,106 in cooler rentals and equipment sales (an increase of 86.1% from $15,098 for the same period in prior year).

Cost of revenue which includes depreciation for the nine-month period in 2004 totaled $1,092,052, an increase of $230,162 or 26.7% from $861,890 for the same period in 2003. Cost of revenue as a percentage of sales was 60.9% for the 2004 period representing a slight decrease of 2.1% from 63% for the prior period. The decrease in cost of revenue as a percentage of sales for the 2004 period reflects the effect of the increased revenues on fixed costs and depreciation. Cost of revenue for the nine-month period ended September 30, 2004 consisted of $951,138 in bottled water, supplies, coolers, and related equipment, and delivery costs (an increase of $180,594 or 23.4% from $770,544 for the prior period) and $140,914 in depreciation (an increase of $49,568 or 54.3% from $91,346 for the same period in prior year). The increase in costs of revenue is due mainly to higher material and labor costs associated with the increased production levels. Gross profit for the nine-month period ended September 30, 2004 was $700,008, an increase of $193,718 or 38.3% from gross profit of $506,290 for the same period in 2003. The increase is due to the consolidation of Avani O2 in the Company’s operations, and for the reasons discussed above.

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

Historically, the Company has experienced significant losses from operations. However, during the first quarter of 2004, the Company’s operations improved due to the product sales through Avani O2 as discussed above. The Company expects to continue to sell products to Avani O2 through the completion of the Asset Sale Agreement (which has been extended to November 25, 2004) when it transfers its property and production equipment to Avani O2. Following the transfer of assets, the Company intends to negotiate a co-packing arrangement with Avani O2 under which the Company would sell its bottled water products in limited markets. Under its February 18, 2000 agreement with Avani O2, the Company is able to sell its water products in Canada and other countries. The Company expects to continue selling its five gallon containers in the local Vancouver market, as well as pursue international sales of its other products, provided a mutually acceptable arrangement with Avani O2 can bee reached. Despite its intentions of continuing the marketing and sale of its water products, the Company recognizes that it may be required to seek other business opportunities in the near future. The Company also may seek to establish other arrangements with Avani O2, including providing managerial services for Avani O2’s Canadian operation following the completion of the Asset Sale Agreement. Both parties have not agreed on any plan, proposal, letter of understanding, agreement or arrangement yet. There is no guarantee that Company will reach any agreement with Avani O2. In addition, since the second quarter of 2002, the Company began searching for business opportunities to acquire through a merger or share exchange. Management of the Company has conducted discussions and engaged in meetings with principals of a number of private companies, however, the Company has been unable to reach a formal agreement with such parties. The Company continues to search for other business opportunities to acquire, however, it cannot predict whether it will be successful in its efforts. In the event that additional funding is required, the Company plans to raise additional capital through a combination of equity and debt financing.

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

Pursuant to a original joint-venture agreement dated February 18, 2000 (as amended in January 2002 and April 2004), the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2, and appoint two of the three directors on the Board of Directors of Avani O2.  .As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  According to the above-noted requirements, the Company commenced consolidating Avani O2 in the first quarter of 2004.  The prior year comparative information has not been restated to reflect a consolidation of Avani O2.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statements of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 has net assets of $1,601,412 as at June 30, 2004 and net income of $392,410 for the six-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

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

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.  For the three months ended March 31, 2003, compensation expenses of $83,363 was recognized for unvested options granted to non-employees in 2003. During the nine months ended September 30, 2004, the Company’s net loss would have been increased by $10,927 resulting in the pro-forma net loss of $584,524.  The pro-forma loss per share equals the loss per share as reported.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: November 30, 2004        /s/Dennis Robinson

                               Dennis Robinson

                               Vice President and

                               Principal Financial Officer