Form 10KSB
period 2004-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2005-04-15
CIK 1048701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Yes:   ☒            No:   ☐
Yes:   ☒            No:   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer's revenues for the most recent fiscal year. $2,487,674.

As of April 1, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $126,266. This calculation is based upon the average of the bid price of $0.05 and asked price of $0.08 of the common stock on April 1, 2005.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of April 1, 2005 was 14,582,571.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

Introduction.

Avani International Group Inc. ("Avani" or "Company") was organized under the laws of the State of Nevada on November 29, 1995.

Since its inception, Avani has constructed a bottling facility and has been engaged in the business of bottling and distributing bottled water product under the trade name "Avani Water.” The product is an oxygen enriched, purified bottled water produced from proprietary technology developed by Avani.

Avani’s executive offices and bottling facility are located at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2, and its telephone number is (604) 525-2386.

General.

Avani was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. As of December 31, 2004, it has two wholly owned subsidiaries; Avani Oxygen Water Corporation (formerly Avani Water Corporation), and Avani International Marketing Corporation.

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

The consolidated audited financial statements which are included herein include the results of Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company. Avani O2 is a variable interest entity (“VIE”) as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R with the Company being its primary beneficiary. Accordingly, Avani consolidated Avani O2 in the audited results for the 2004 period. All material inter-company balances and inter-company transactions between the two companies have been eliminated. By contrast, the audited financial statements as of December 31, 2003 include the accounts of Avani and its subsidiaries only. However, unless the context indicates otherwise, (i) all references to Avani or the Company herein include only the Avani International Group Inc. and its subsidiaries and Consolidated Avani refers to the consolidated entity of Avani and Avani O2 and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be indicated as "CDN.”

Following its incorporation, Avani commenced construction of its bottling facility in May 1996 which was completed in August 1996. In September 1996, Avani initiated the production, marketing and sale of its purified, oxygen enriched water under the brand name “Avani Water”. It utilizes a unique technology which injects oxygen into purified water producing an oxygen enriched, purified bottled water.

Avani sells its product in the greater Vancouver metropolitan area and internationally, from time to time, to the United States, Malaysia and Japan. The Company provides home and business delivery of five gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. The Company's sales nationally and internationally, except in Malaysia, have been limited. During 2004, substantially all of Avani’s distribution were made to its VIE Avani O2. These intercompany transactions were eliminated upon consolidation and are thus excluded from the consolidated financial statements.

As disclosed elsewhere herein, there are two significant agreements between Avani and Avani O2, a VIE of Avani. Mr. Chin Yen Ong, who is the nephew of Avani’s President, is the largest shareholder of Avani and a 30% shareholder of Avani O2. As a result of the consolidation of Avani and Avani O2, all of the intercompany transactions and balances between them have been eliminated in the consolidated financial statements for the fiscal year of 2004.

On February 18, 2000, Avani and Avani O2 entered into a joint venture agreement, which was later amended on January 15, 2002, January 23, 2003, and April 19, 2004. The agreement, among other terms, granted Avani O2 licensing rights to establish a bottling facility in Malaysia. Under the agreement, as amended, Avani O2 has the right of first refusal to produce and sell the Company’s proprietary water product on a worldwide basis, except for Canada. Avani contributed bottling equipment relating to its proprietary technology to the Malaysian bottling facility. In exchange, Avani received a 2% royalty from all licensed products and initially a 30% before tax profits interest generated by the bottling equipment. Under the April 2004 amendment, the 30% pre tax net profits interest was replaced with a rental fee payable by Avani O2 to Avani equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml bottle produced (or 0.00054RM per ml) retroactive to January 1, 2003. Each 3.8 RM equals $1.00 USD. As of December 31, 2004, Avani O2 owes Avani $639,984 in respect of the royalty and net profits (now rental) payments due to Avani under the agreement. All intercompany balances as at December 31, 2004 were eliminated upon consolidation.

On October 25, 2002, Avani, together with its wholly owned subsidiary, Avani Oxygen Water Corporation entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”). Pursuant to the Asset Sale Agreement, Avani agreed to sell certain the assets of its subsidiary consisting of its real estate, located in Coquitlam, British Columbia, and plant and equipment to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN), subject to other terms and conditions. The total purchase price was payable in 24 monthly instalments of $70,620.00 CDN commencing October 1, 2002 to and continuing on the first date of each month ending September 1, 2004; with a final payment of $220,686.00 CDN due on October 1, 2004. Interest accrued on the unpaid balance at the rate of 8% per annum calculated annually. Accrued and unpaid interest also was due and payable on October 1, 2004.

Avani O2 made 24 monthly installments totaling of $1,584,000 CDN (or approximately $1,317,804 USD), However, on October 1, 2004, it failed to make the final payment, with accrued interest, totaling $220,686 CDN (or approximately $183,599 USD) under the Asset Sale Agreement. On December 13, 2004, Avani notified Avani O2 that it has terminated the Asset Sale Agreement, and that all payments are now considered non-refundable deposit.

In addition to the amounts stated above, as of December 31, 2004, Avani O2 owes the Company the following amounts (all in USD);

•	$64,539 and $ 575,445 in royalty and net profits (and rentals fees), respectively, under the February 18, 2000 joint venture agreement, and
•	$605,701 in past due payments for products sold to Avani O2 .

As of the date of this report, Avani O2 has failed to pay the outstanding amounts (which includes amounts under the Asset Sale Agreement). Both parties have entered into discussions in 2005 in an effort to resolve these matters. However, the outcome of these discussions can not be predicted. If the matter is not resolved satisfactorily, it may adversely affect the future operation of the Company.

The Company expects to continue promoting its water products both domestically and internationally, which may include attempts to increase sales in Malaysia via Avani O2. Avani also believes that if pending matters with Avani O2 are resolved and it ultimately transfers its assets to Avani O2, it will either sell its remaining water business to a third party or Avani O2, or enter into a co-packing arrangement with Avani O2 and continue to maintain its local, national and international business. At this time, Avani can not predict whether it will resolve its differences with Avani O2 or whether it will reach a co-packing arrangement with them.

In addition to promoting its bottled water business, since 2003, the Company has explored other business opportunities for purposes of effecting a business acquisition or combination. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. In implementing a structure for a particular business acquisition, the Company or Avani or Avani O2 individually may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It also may purchase stock or assets of an existing business. If a transaction is consumated, it is possible that the present management and shareholders of Avani will not be in control. Substantial dilution may result to existing shareholders upon consumation of such a business combination.

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

Bottled Water Market.

Industry Profile of Bottled Water

The growth of the world’s bottled water market has increased to 55 billion liters or 14.6 billion US gallons from 1997 to 2002 which total reached to 144 billion liters of bottled water in 2002. Zenith International projected that the continuous growth of the global bottled water consumption from 2002 to 2007 will jump to 200 billion liters. The sizable contribution is made by the developing countries but the intensive growth of consumption is from the developed world, especially North America.

In 2002, the average consumption per capita is around 23 liters whereas it was only a little over 15 liters per person in 1997.

Particularly in Western Europe and North America, the annual bottled water consumption rates per person are four and three times respectively to the global average.

Germany, Italy and France are the larger population markets with a long established tradition of bottled water consumption. In spite of the mature market, the consumption keeps on growing. The average annual consumption per western European has increased from 20 liters in 1997 to more than 100 liters in 2002.

The bottled water consumption rate per North American per year is just behind the Western Europeans. The average annual consumption per North American was 15 liters in 1997 and jumped to 75 liters in the course of 5 years to 2002. In spite of long strong home and office delivery market in the United States and Canada, the growth of convenience offerings sharply boosted up the volume sales from around 15 billion liters or 4 billion US gallons to nearly 24 billion liters or 6.3 billion US gallons in year 2002. According to the Survey for the International Bottled Water Association in 2000, it concluded that bottled water (1.7 eight-ounce servings) is the third most consumed beverage based on average daily consumption, just behind filtered/non-filtered water (3.6 servings per day) and coffee (1.8 servings per day). Volumes in the 420 million citizen zone (including Mexico) stand at over 37 billion liters, giving an average of 89 liters per person in 2002.

Affluence rather than climate is the primary factor to determine the consumption of bottled water especially in the developing world. Asian consumption increases from 4.4 liters per person per year in 1997 to 10 liters per capita per year in 2002 whereas Africans only consume 3 liters per person per year. South American countries especially in Mexico and Brazil and oil-rich Middle Eastern countries are high bottled water consumers.

The growth of 55 billion liters bottled water consumption is contributed by more than 30% from Asia Pacific, 15%-16% from each of North America, South America and Western Europe, 11% from Africa and the Middle East and 7.5% from Eastern Europe. (Source: Bottled Water Reporter October/November 2003)

The oxygenated water market has been established in North America for a number of years. Although it remains principally niche product which targets a limited consumer base, it is still growing in double digits in the region in which it was first pioneered. [Source: Zenith Strategic Review Report on Oxygenated Water – February 2003]

Oxygenated water has not seen an explosion of consumption from its early adoption years. The Company believes that potential continues to exist for strong market growth fueled by health conscious consumers desiring premium beverages which are perceived to provide a clear functional benefit. Sports and vitamin based drinks are increasing in popularity on the back of the booming sports and health supplement industry. The calorie free nature of oxygenated water places it on a strong footing against sports drinks in particular. The Company believes its product appeals to consumers of premium bottled water products and believes that its purity as well as its oxygen enrichment offers a distinct alternative to other premium bottled waters.

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

During fiscal years ending December 31, 2004 and December 31, 2003, the Company had no research and development costs.

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

The Company purchased the plant equipment in Canada in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the production of the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 2004, the plant is operating at 50% capacity using one 40 hour shift. An additional 40 hour shift can be added to increase production capacity.

The overall working condition of the Company’s plant and equipment in Canada and Malaysia is good to excellent. All of the bottling equipment will operate reliably at the maximum capacity rated by each respective manufacturer. The Company’s trucks and forklifts are all in good working condition.

The Company is a member in good standing of NSF International and the International Bottled Water Association.

Sales and Distribution.

The Company’s products are sold in the greater Vancouver metropolitan area and internationally from time to time in the United States, Malaysia, Singapore, Japan and Australia. During 2004, substantially all of the Company’s international sales were made through Avani O2 in Malaysia, and to a lesser extent through independent distributors located in Japan and Singapore.

The Company provides delivery of five gallon bottles in the Vancouver metropolitan area to business and residential customers, and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. At times, the Company has contracted with commissioned sales agents to solicit local accounts for its five gallon product, although the Company did not use sales agents during 2002 and 2003. These sales agents were re-instated in 2004. The Company also leases water coolers to its customers, which it purchases directly from a manufacturer. Each customer subscribes for a minimum of 2 bottles per month for a one year period, although most customers subscribe for 3 or more bottles per month. The customer pays a one time bottle deposit charge of $10.00(CDN)per bottle, a one time cooler deposit charge of $100(CDN), and an annual cooler lease charge of $110(CDN). The Company owns and operates three delivery vehicles and subcontracts two delivery companies to service its customers. As of December 31, 2004, the Company has approximately 950 customers in Canada. Revenues from its five gallon bottles accounted for $203,192 or approximately 25% of total water sales of the Company in 2004.

During fiscal 2004, the Company sold its PET products internationally to companies in Malaysia, Singapore, and Japan. Product sales to these markets have been limited, except for sales to Malaysia through Avani O2. Bottled water and supply sales to Malaysia through Avani O2, accounted for $2,012,233 or 87% of total water sales of Consolidated Avani.

The Company's sales development plan for 2005 includes the increase of local and national sales to distributors as well as Avani O2, and the expansion of sales to existing and new international markets through existing and other sales channels. In addition, the Company intends to expand the number of commissioned sales agents during 2005 in an effort to increase local sales of its five gallon product. Due to the uncertainty surrounding the relationship between Avani and Avani O2, the Company can not predict the future amount of sales in Malaysia. If the matter between Avani and Avani O2 is not resolved satisfactorily, it may affect the future sales of the Company in Malaysia via Avani O2.

During January 2001, Avani contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote its products to the Asian market. In exchange, the Company agreed to pay Mr. Ong the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed to Mr. Ong was cancelled in exchange for issuing 4,160,000 shares of common stock of Avani and stock purchase warrants to acquire 12,480,000 shares of common stock of Avani. The stock purchase warrants are exercisable in whole or in part at any time on or before five years from July 15, 2002 at an exercise price of; $0.03 if on or before July 15, 2004, $0.05 if on or before July 15, 2006, and $0.07 if on or before July 15, 2007. As of December 31, 2004, Mr. Ong is a controlling stockholder of Avani, and is a 30% shareholder of Avani O2. Mr. Ong is the nephew of the Company’s President. The agreement is terminated on January 1, 2005.

Agreements with Avani O2.

On February 18, 2000, Avani and Avani O2 entered into a joint venture agreement, which was later amended on January 15, 2002, January 23, 2003, and April 19, 2004. The agreement, among other terms, granted Avani O2 licensing rights to establish a bottling facility in Malaysia. Under the agreement, as amended, Avani O2 has the right of first refusal to produce and sell the Company’s proprietary water product on a worldwide basis, except for Canada. Avani contributed bottling equipment relating to its proprietary technology to the Malaysian bottling facility. In exchange, Avani received a 2% royalty from all licensed products and initially a 30% before tax profits interest generated by the bottling equipment. Under the April 2004 amendment, the 30% pre tax net profits interest was replaced with a rental fee payable by Avani O2 to Avani equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml bottle produced (or 0.00054RM per ml) retroactive to January 1, 2003. Each 3.8 RM equals $1.00 USD. As of December 31, 2004, Avani O2 owes Avani $639,984 in respect of the royalty and net profits (now rental) payments due to Avani under the agreement. All intercompany balances as at December 31, 2004 were eliminated upon consolidation.

Avani O2, with assistance of Avani, completed construction of a bottling facility in Malaysia, and operations commenced during April 2002. Since commencement of operations and through fiscal 2004, prior to the adoption of FIN 46R, Avani believes that it is entitled to receive from the Avani O2 operations, income of $575,445 attributable to the 30% net profits interest and rental fees, and $64,539 attributable to the 2% royalty interest, pursuant to the above-mentioned agreement. The amounts are unpaid and outstanding as of the date of this report. During 2001, Avani assigned the right to receive revenue from the above described net profits interests to two lenders who had provided loans to Avani. The two lenders have a collective right to receive $285,745 in revenues attributable to this net profits interest. As indicated elsewhere herein, Avani O2 has not made any payments attributable to the net profits interest (now a rental fee). Therefore, the Company has classified amounts related to these assignments of Net Profit Interests as obligation payable and will record reductions in this account as Net Profit Interest (now rental fees) are received by the lenders.

On October 25, 2002, as discussed elsewhere herein, Avani, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale

Agreement”). Pursuant to the Asset Sale Agreement, the Company agreed to sell certain assets of its subsidiary consisting of its plant, equipment, and real estate, on an “as is, where is” basis to Avani O2. The total consideration is $1,650,000 Canadian Dollars (CDN) (or $1,372,712 USD at year end exchange rates). In addition, the Purchaser is responsible for the payment of all transfer taxes. The total purchase price is payable in 24 monthly instalments of $70,620 CDN (or $54,470 USD at 2003 year end exchange rates) from October 1, 2002 to September 1, 2004, with a final payment of $220,686 CDN (or $170,217 USD at 2004 year end exchange rates) on October 1, 2004. Interest accrues on the unpaid balance at the rate of 8% per annum calculated annually, and was due on October 1, 2004. In connection with the agreement, Avani and Avani O2 also entered into an escrow agreement with an escrow agent pursuant to which title to the land and equipment was placed in escrow pending payment of the full purchase price by Avani O2.

Avani O2 made 24 monthly installments totaling of $1,584,000 CDN (or approximately $1,317,804 USD). However, on October 1, 2004, it failed to make the final payment, with accrued interest, totaling $220,686 CDN (or approximately $183,599 USD) under the Asset Sale Agreement. On December 13, 2004, Avani notified Avani O2 that it has terminated the Asset Sale Agreement, and that all payments are now considered non-refundable deposit.

In addition to the amounts stated above, as of December 31, 2004, Avani O2 owes the Company the following amounts (all in USD);

•	$64,539 and $575,445 in royalty and net profits (and rentals fees), respectively, under the February 18, 2000 joint venture agreement, and
•	$605,701 in past due payments for products sold to Avani O2 .

As of the date of this report, Avani O2 has failed to pay the outstanding amounts (which includes amounts under the Asset Sale Agreement). Both parties have entered into discussions in 2005 in an effort to resolve these matters. However, the outcome of these discussions can not be predicted. If the matter is not resolved satisfactorily, it may adversely affect the future operation of the Company.

The Asset Sale Agreement was approved by the Board of Directors on October 25, 2002 and by a majority of shareholders on November 5, 2002. Mr. Ong, the Company’s largest shareholder, voted in favor of the transaction. He also is a 30% shareholder of Avani O2.

Backlog.

The Company had no backlog for the year ended December 31 2004. There is no seasonal impact on the Company's worldwide sales.

Facilities.

Avani maintains its production facilities at its corporate headquarters located at 328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company in Canada comprise 14,000 square feet, of which 11,200 square feet is dedicated to production and storage, and the remainder dedicated to its administrative offices.

Avani O2 maintains its production facilities at its corporate headquarters located at Ground & 1st floor, BKA Building, Lot 10, Jalanm Astaka U8/84, Section U8, Bukit Jelutong Industry Park, 40150 Shah Alam, Selangor, Malaysia. The total facilities of Avani O2 comprise 9,800 square feet, of which 9,000 square feet is dedicated to production and storage, and the remainder dedicated to its administration offices.

Competition.

The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Well established names in the industry, include Evian and Naya, as well as a significant number of regional products. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, their products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. However, the Company believes that its smooth taste and its unique oxygen enrichment will enable it to sufficiently compete against other non-oxygenated products in the market.

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

Environmental Laws.

The Company is subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations in connection with its manufacturing facilities located in Coquitlam, British Columbia. Accordingly, we incur and will continue to incur some costs to comply with these laws and regulations. Based on available information, the Company believes it is not responsible or liable for any environmental contamination and the Company currently does not anticipate that the costs of complying with environmental laws and regulations will be significant. However, the Company cannot guarantee that it will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, releases of hazardous materials, or a change in environmental laws and regulations.

Employees.

As of December 31, 2004, Avani has 16 employees in total of which 13 are full time , which includes the Company’s President. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good. As at December 31, 2004, Avani O2 has total 14 full time employees and has no collective bargaining agreement with these employees.

Item 2. Description of Property.

Avani maintains its main production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

As discussed elsewhere herein, Avani, together with its wholly owned subsidiary, Avani Oxygen Water Corporation, entered into the Asset Sale Agreement with Avani O2, pursuant to which Avani agreed to sell to Avani O2 its subsidiary’s assets, which includes its real estate. On December 13, 2004, Avani notified Avani O2 that it terminated the Asset Sale Agreement and both parties have entered into discussions to resolve the matter.

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

2003	Low Bid	High Bid
1st Quarter	0.02	0.02
2 nd Quarter	0.01	0.05
3 rd Quarter	0.03	0.05
4 th Quarter	0.03	0.07

2004	Low Bid	High Bid
1st Quarter	0.05	0.75
2nd Quarter	0.21	0.75
3 rd Quarter	0.11	0.34
4 th Quarter	0.07	0.20

2005	Low Bid	High Bid
1st Quarter	0.05	0.07

The Company’s Equity Compensation Plan Information is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	450,000	(1)	450,000
Equity compensation plans not approved by security holders (2)	3,040,000	(2)	3,040,000
Total	3,490,000	(1) (2)	3,490,000

(1). This Equity Compensation Plan relates to the Company’s 2000 Stock Option Plan which was approved by its shareholders (the "2000 Plan"). On June 10, 2003, stock options with rights to acquire 225,000 shares of common stock of the Company were granted to each of Dennis Robinson and Jeffrey Lightfoot, two directors of the Company. These two grants represent all of the options available under the 2000 Plan Of the total amount granted, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year. The options expire on the earlier of; June 10, 2005, one year after the optionee relationship with the Company is terminated by reason of death or disability, or within three months from the date the Optionee ceases to serve as a director of the Company. (See “Item 10. Executive Compensation”).

(2). As of December 31, 2004, the Company has a total of 3,040,000 stock options or stock warrants outstanding not approved by its stockholders which are described in part below.

(A). On June 10, 2003, stock options with rights to acquire a total of 1,800,000 shares of common stock of the Company were granted to seven individuals who are employees or consultants of the Company. Of the total amount, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year. On July 7, 2004, options for 60,000 shares were exercised by a holder for a total consideration of $3,000. (See “Item 12 Certain Relationships and Related Transactions”).

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

Recent Sales of Unregistered Securities.

On July 7, 2004, options for 60,000 shares of common stock were exercised by a holder for a total consideration of $3,000.

The above common stock issuance was exempt from registration pursuant to Section 3(b) and/or 4(2) of the Securities Act of 1933, as amended. as the offering was made to a limited number of offerees, the offeree was an officer of the Company’s subsidiary and the common stock was acquired with investment intent.

Item 6. Management's Discussion and Analysis.

As discussed elsewhere herein, the Company has significant business relationships with Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company and its affiliate, which are summarized below.

•	On February 18, 2000, the Company entered into a joint venture agreement with Avani O2 pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions and exclusions, including the payment of a 30% pre-tax net profits interest (now a rental fee) and 2% gross royalty interest payable to the Company. As described in greater detail elsewhere herein, on

•	On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”), pursuant to which the Company agreed to sell certain assets of its subsidiary consisting of its plant, production equipment, and real estate to Avani O2.

•	Avani O2 is controlled by a significant shareholder of the Company.

As described in the Notes of the Company’s consolidated audited financial statements included herein, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, the Company consolidated Avani O2 in the results for the 2004 periods. All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2004 include the accounts of the Company and its subsidiaries only.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, its two wholly owned subsidiaries; Avani Oxygen Water Corporation, and Avani International Marketing Corporation and Avani O2 for the period ended December 31, 2004. As discussed above, Avani O2 is considered to be a VIE and its operations have been consolidated into the operations of the Company commencing in the first quarter of 2004 in accordance with US GAAP. The cumulative effect of the accounting change has been recorded in the Statement of Operations and Comprehensive Loss for the period ended December 31, 2004 and the prior year’s financial results and positions have not been restated to reflect the consolidation of Avani O2. Accordingly, increase in expenses between the year end periods of December 31, 2004 and 2003 are principally due to the consolidation of Avani O2. Also, the consolidated balance sheet may not be indicative of the resources available to the Company to settle liabilities and commitments since the net assets of Avani O2 may not be readily available to the Company or are not completely within the control of the Company’s management. Segmented information by geographic area is included in Note 13 of the consolidated audited financial statements. Readers should consider the effect of such change in accounting policy and the limitations on balance sheet resources when reviewing the discussion below.

Results of Operations.

Fiscal year end 2004 compared with Fiscal year end 2003.

Revenues for fiscal year ended December 31, 2004 were $2,487,674 representing an increase of $727,570 or 41.3% from revenues of $1,760,104 for the comparable period in 2003. The Company’s revenues in 2004 consisted of $2,322,499 in water and supply sales (an increase of $584,039 or 33.6% from $1,738,460 for the prior period), and $165,175 in cooler rentals and equipment sales (an increase of $143,531 or 663% from $21,644 for the prior period). During 2004, $2,012,333 or 87% of total water sales were international sales contrasted with $1,533,121 or 88% of total water sales which were international sales in 2003.

The increase in revenues is due to a significant rise in sales by Avani O2, a substantial portion of which occurred in the first half of 2004. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with Avani. However, the product demand in the Far East has exceeded Avani O2’s manufacturing capacity at its Malaysian plant. Thus, Avani has its increased supply of private label bottled water to Avani O2 to support the expanded demand of the Avani O2's product in the Far East. The Company believes that it will continue to supply to Avani O2 for the next three to six months in order to meet the excess demand of the Avani O2 product in Malaysia and other markets including the United States. Although Avani expects to provide product to Avani O2 during the stated period, as a result of the outstanding receivables from Avani O2, it has initiated a new policy requiring Avani O2 to make a significant advance payment prior to the production and shipment of any new order. The implementation of this policy may have a deleterious effect on future transactions to Avani O2. The limited domestic water sales as well as local cooler sales and rentals reflect the lack of commissioned sales agents whose services were suspended by the Company during the 2003 annual period. The Company re-instituted the use of these commissioned sales agent during 2004, and also is currently working with marketing consultants in an effort to improve local sales of its 5 gallon bottles and local and national sales of its other bottled products.

Cost of revenue for the 2004 period totaled $1,667,125 or 67% of total revenue contrasted with $1,203,614 or 68.3% of total revenue for the 2003 period. Cost of revenue in 2004 consisted of $1,448,965 in direct materials (bottled water, supplies, coolers and related equipment), labor, production overhead, and delivery costs (an increase of $390,078 or 36.8% from $1,058,887 for the prior period) and $218,160 in depreciation (an increase of $73,433 or 50.7% from $144,727 for the prior period). The decrease in cost of revenue as a percentage of sales for the 2004 period reflects the effect of the increased revenues from the consolidated operations of Avani, its subsidiaries, and Avani O2 on fixed and variable production costs compared with the results in 2003 which included only the results of operations of Avani and its subsidiaries. Gross profit for the 2004 period increased 47.5% to $820,549 from $556,490 for the prior period for the reasons discussed above.

Operating expenses which include marketing expenses and general and administrative expenses for the 2004 period totaled $926,071 representing an increase of $102,546 or 12.5% from $823,525 for the prior period. Marketing expenses totaled $115,326 for the 2004 period, representing a decrease of $27,714 or 19.4% from $143,040 for the prior period. The decrease in marketing expenses reflects a reduction of the Company’s international marketing efforts resulting from its ongoing arrangements with Avani O2. General and administrative expenses totaled $810,745 for the 2004 period, representing an increase of $140,782 or 21% from $669,963 for the 2003 period. General and administrative costs in 2004 includes salaries to officers and employees and other office expenses of Avani O2, which amounts are not reflected in the 2003 amounts. No research and development costs were incurred in 2004 or 2003. Interest expense on outstanding loans totaled $6,942 for the 2004 period, representing a decrease of $15,373 or 40.7% from $22,315 for the prior period. Miscellaneous income which represents unclaimed customer security deposits of $54,611 for the 2004 period representing an increase of $50,698 from $3,913 for the prior year. The Company experienced a foreign exchange gain of $20,534 in 2004 compared with a loss of $87,041 in 2003. The difference is due to fluctuations in currencies between Canada and the United States. In 2004, the Company had a loss on the disposal of assets in the amount of $90,805 compared with no such loss for the prior year. The loss results from the sale of certain machinery by Avani O2. The Company had a tax expense of $129,912 in 2004 due to tax payments made by Avani O2 to the Malaysian government. No such taxes were paid in 2003.

Non-controlling interest of ($598,796), which represents the net profit from Avani O2’s operations and is deducted from the consolidated results to determine the net loss (prior to change in accounting policy) of $856,832 for the 2004 period. No such adjustment was made in 2003 as the results of operations of Avani were not consolidated with Avani O2. Cumulative effect of change in accounting policy of ($91,664) for 2004 reflects the non-controlling interest of Avani O2 as at January 1, 2003, the adoption of FIN 46R. Foreign currency adjustment in 2004 was $62,615 contrasted with $110,248 in 2003. Net loss for fiscal 2004 was $948,496 or $0.07 per share compared with a net loss of $334,772 or $0.03 per share for the 2003 period. Comprehensive loss for the 2004 fiscal year was $885,881 compared with a comprehensive loss of $224,524 for the 2003 period.

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

The increase in revenues is due to a significant rise in sales to Avani O2, a substantial portion of which occurred in the third quarter of 2003. In the third quarter of 2003, product sales to Avani O2 were $755,280, and for the entire fiscal year, product sales to Avani O2 were $1,487,664. Sales to Avani O2 in 2002 were $53,754. During 2002, Avani O2 commenced its own manufacture and sale of a water product from its Malaysian plant under an agreement with the Company. Sales to Avani O2 represent private label sales to support the recent expanded demand of Avani O2's product in the Far East. Avani O2 has advised the Company that its current product demand in the Far East has exceeded Avani O2’s manufacturing capacity at its Malaysian plant. The Company believes that it will continue to provide sales to Avani O2 until October 2004 (when the Assets Sale Agreement is completed) in order to meet the increased demand of the Avani O2 product. The limited domestic water sales as well as local cooler sales and rentals reflect the lack of commissioned sales representatives whose services were suspended by the Company during 2001. The Company expects to re-institute the use of commissioned sales representatives in the second half of 2004 in an effort to increase local sales of 5 gallon bottles.

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

Operating expenses which include marketing expenses and general and administrative expenses for the 2003 period totaled $823,525 representing an increase of $263,402 or 47.0% from $560,123 for the prior period. Marketing expenses totaled $143,040 for the 2003 period, representing a decrease of $9,942 or 7.5% from $133,098 for the prior period. The decrease in marketing expenses reflects a reduction of its international marketing efforts resulting from its arrangements with Avani O2. General and administrative expenses totaled $669,963 for the 2003 period, representing an increase of $242,938 or 56.9% from $427,025 for the 2002 period. General and administrative costs in 2003 included a salary payment to the Company’s President of $72,000 which was initiated in 2003, $50,004 stock option compensation expense, higher payroll attributable to new employees hired in 2003 to meet the increased production for the period, higher professional fees, and the impact of the Canadian dollar strengthening against the United States dollar. No research and development costs were incurred in 2003 or 2002. Interest expense, which includes mortgage interest on the Company's real estate, totaled $22,315 for the 2003 period, representing a decrease of $15,304 or 40.7% from $37,619 for the prior period. Foreign exchange loss in 2003 was $87,041 compared with a gain of $15,909 in 2002. Miscellaneous income (which includes interest income and consulting income) was $3,913 for the 2003 period representing a decrease of $13,421 or 77% from $17,334 for the prior period. The decrease reflects decreased consulting income from Avani O2. Royalty income increased from $16,058 in 2002 to $37,706 in 2003, a 134.8% increase due mainly to increased sales in Avani O2.

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

Comprehensive loss for the 2003 fiscal year was $224,524 or $0.03 per share compared with a comprehensive loss of $857,718 or $0.14 per share for the 2002 period. Comprehensive loss for the 2003 period reflects a gain in the amount of $110,248 attributable to a foreign currency adjustment contrasted with a $4,579 gain for the 2002 period. The adjustment reflects the Canadian Dollar strengthening against the United Stated Dollar during the respective periods.

Liquidity and Capital Resources.

Since its inception, the Company has financed its operations principally through the private placement of its common stock. During 1999 and 2000, the Company raised approximately $1,466,550 net of offering costs from the private placement of its common stock. In June 2001, the Company received $500,771 in loan proceeds from five private lenders. The loans are unsecured and were due and payable on December 31, 2001. During the 2001 period, $25,000 of a loan payable in favor of one lender was converted to 500,000 shares of common stock and 500,000 common stock purchase warrants. During 2002, the Company entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, the Company assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. The Company also assigned $285,745 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2 at the time. The original net profits interest (now a rental fee) results from the Company’s February 2002 joint venture agreement with Avani O2. The assignment of net profits interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans. In 2002, the Company raised a total of $75,750 from the private placement of its common stock and warrants. In 2002, the Company also satisfied an outstanding payable in the amount of $124,800 in favor of Mr. Chin Yen Ong in exchange for the issuance of its common stock and warrants which resulted in Mr. Ong obtaining a controlling interest in the Company. In August 2003, the Company completed two separate transactions pursuant to which the Company sold 2,500,000 (a total of 5,000,000) shares of common stock of the Company at a price per share equal to $0.06 and received a consideration of $150,000 (a total of $300,000). In connection with the share issuance, the Company agreed to pay a finder's fee to a third party equal to 10% of the gross proceeds, totaling $30,000 in cash and 1,500,000 share purchase warrants.

Working capital as of December 31, 2004 was $702,917 compared with working capital as of December 31, 2003 of $235,530. The increase in working capital for 2004 reflects the consolidation of the accounts of Avani and its subsidiaries and that of Avani O2.

Total assets as of December 31, 2004 were $3,526,815 representing an increase of $1,213,842 from total assets of $2,312,973 as of December 31, 2003.

Property, plant and equipment, net of accumulated depreciation, totaled $1,357,893 on December 31, 2004. Property, plant and equipment, net of accumulated depreciation, totaled $1,430,329 on December 31, 2003. The decrease is due to depreciation and currency exchange fluctuations.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed herein, Avani has entered into the Asset Sale Agreement to sell all of its assets related to its water business to Avani O2. However, as mentioned herein, Avani O2 has failed to make the required payments under the agreement. The Company expects to continue to promote its water products both domestically and internationally until such time as the matters related to the transfer of assets to Avani O2 and future business arrangement have been resolved. If Avani continues its water business for the foreseeable future, it expects to achieve breakeven cash flow from operations from these efforts (excluding any intercompany sales to Avani O2) during the next 12 months.

If the Company is unable to collect on its trade receivables from its major custonmer in Malaysia, its available cash and cash equivalents and other accounts receivable will be sufficient to fund its ongoing operations for a period of approximately three months. Irrespective of the outcome of its discussions with Avani O2, the Company intends to raise approximately $500,000 in the next three to six months to finance its ongoing bottled water operations or for other operations through the private placement of its capital stock or through debt financing. If the Company is successful in its endeavors, it believes that the money raised together with cash flow from operations (excluding intercompany transactions) will be sufficient to support its operations for a period of 12 months. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2004, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Off-Balance Sheet Arrangement

As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangement at the end of the year.

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

As described in Note 4, the Company is entitled to receive from Avani O2, (see “Change in Accounting Policy” of the financial statements) a 2% royalty on all revenue and 30% of the before tax profits (Net Profits Interest) (replaced by a rental fee as amended in 2004) generated by the bottling line located in Malaysia. The Company recognizes royalty income from this bottling line when collection is reasonably assured. As part of the settlement of the loan payables from two lenders (Note 7), the Company assigned certain of its rights to the Net Profits Interest or rental fee referred to above to these lenders. The Company will recognize the revenue from the Net Profits Interest or rental fee and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest or rental fee payments. For the years ended December 31, 2004, these transactions were eliminated upon consolidation.

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

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia. In 2000, Avani O2 entered into a joint-venture agreement with Avani for the world-wide rights and licenses, except in Canada, to access and use for all purposes the Avani’s technology of producing oxygen enriched bottled water. Avani O2 is considered a VIE of Avani because, pursuant to the joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all licensed products and 30% of the before tax profits generated by the bottling line contributed by Avani to Avani O2 (replaced by a rental fee as amended in 2004) and to appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and Avani is the primary beneficiary of Avani O2, the VIE. According to the above-noted requirements, the Company commenced consolidating Avani O2 in 2004.

New Accounting Pronouncements.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs: an Amendment of ARB 43, Chapter 4” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The Company is assessing the effect that the implementation of these new standards will have on the consolidated financial statements.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. COLLECTION OF ACCOUNTS RECEIVABLE. As mentioned elsewhere herein, over 86% of the Company sales were to a Malaysian company via Avani O2. As at December 31, 2004, trade receivables from this Malaysian company amounted to approximately $1,141,000. Avani O2 has agreed to a payment plan with this customer to settle their account and have received approximately $289,258 to date. However, the Company can not predict whether it will be successful in collecting all of the outstanding amounts. If the Company and Avani O2 is unable to collect these outstanding amounts from this major customer, the Company’s and its future operations will be harmed.

2. UNCERTAIN FUTURE OF COMPANY’S BUSINESS. If the Company is unable to resolve its outstanding issues with Avani O2, it is expected to continue the marketing and sale of its oxygenated water products using its existing manufacturing facilities. If, however, the Company is able to resolve the outstanding issues with Avani O2 and transfers all of its assets to Avani O2, the future business of the Company will be uncertain. The Company may seek to acquire other business opportunities which are discussed in greater detail elsewhere herein. It also may seek to continue its oxygenated water business. However, in order to so, it must enter into an acceptable co-packing agreement with Avani O2. Moreover, since the Company’s inception, it has been unable to attain any meaningful sales results other than sales through Avani O2, and therefore will be required to raise capital for future operations which is also discussed in greater detail below. As of the date of this report, the Company can not predict with certainty the future of its business.

3. SEEKING OTHER BUSINESS OPPORTUNITIES. Depending on its future negotiations with Avani O2, Avani may seek to acquire other business opportunities by merger, share exchange or other combination. However, at this time, Avani has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and Avani has not identified any specific business or company for investigation and evaluation. In the event Avani does acquire a business opportunity, a change of control of Avani may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of Avani’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. Avani can not predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

4. NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. During the next three to six months, Avani will have need for additional capital in order to maintain its future operations. No assurances can be given that Avani will be successful in raising the capital necessary for both near term and future operations. In addition, if Avani is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of Avani’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

5. LIMITED DISTRIBUTION CHANNELS. As of December 31, 2004, other than Malaysia, the Company has limited distribution channels in its other markets. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements. In the event the Company is unable to establish any meaningful distribution channels, sales of its water product in Canada will continue to languish.

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

7. PENNY STOCK REGULATION. Avani's common stock is deemed a "penny stock" under federal securities laws. The Securities and Exchange

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

8. VOLATILE PRICES AND LIMITED VOLUME FOR AVANI’S COMMON STOCK. Historically, there has been a limited trading market for Avani’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in Avani’s common stock. This could have an adverse effect on sustaining any market for Avani’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

(a) Under the supervision and with the participation of our Management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

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

		Director/Officer
Name	Age	Since	Position

Robert Wang	57	1999	President and Director
Dennis Robinson	64	1999	Secretary, Treasurer and Director
Jeffrey Lightfoot	47	1999	Director

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

The Company’s directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2004, the Board of Directors held no regular meetings, however, it took 11 actions by unanimous written consent. The Board of Directors has not established an Audit Committee and the functions of which are performed by the Board. Mr. Dennis Robinson is the financial expert of the Board. The Audit Committee recommends engagement of the company's independent auditors, is primarily responsible for approving the services perform by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

The Company is not aware of any instances in fiscal year 2004 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

–
The Company expects to adopt a code of ethics that applies to its principal executive officer, principal financial officer,  principal accounting officer or controller, or persons performing  similar functions in 2004.

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2004, 2003 and 2002, respectively, are set forth in the following table:

SUMMARY COMPENSATION

	Annual Compensation					Long Term Compensation
						Awards		Payouts
Name and
Principal		Salary	Bonus	Other	Restr.	Options
Position	Year	($)	($)	($)	Stock	SARS	LTIP	Other
Ngai Sou Chang (1)	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman

Robert Wang (2)	2004	(2)	-0-	53,507	-0-	-0-	-0-	-0-
President and	2003	72,000	-0-	(2)	-0-	-0-	-0-	-0-
Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dennis Robinson	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary,	2003	-0-	-0-	-0-	-0-	225,000	-0-	-0-
Treasurer and	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Jeffery Lightfoot	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	-0-	-0-	225,000	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1). Ms. Chang resigned as Chairman of the Company in May 2002.
(2). Under his management agreement with the Company, Mr. Wang is entitled to a salary of $72,000 commencing with fiscal year 2004, and is entitled to a daily overseas expense allowance of $175 CDN. The allowance relates to food and lodging when the officer is in Malaysia on Company business. As of the date of this report, Mr. Wang’s salary for 2004 is unpaid and accrued for future payment. During 2003, Mr. Wang received a salary of $72,000 under an oral arrangement with the Company. During 2004, Mr. Wang received $53,507 in living allowance payments for amounts accrued during 2003. During 2002, Mr. Wang did not receive a salary and received $42,114 as a reimbursement of expenses.

During 2003, the Company did not have written employment agreements with its officers. On January 4, 2004, the Company entered into a management agreement with Robert Wang, its President. The term of the agreement extends for a period of five years; however, the agreement may be terminated by either party with three months written notice, among other reasons. Mr. Wang is entitled to receive an annual salary of $72,000, subject to re-negotiation by the parties after one year. He will receive a daily overseas expense allowance of $175 CDN. Mr. Wang also is re-imbursed for expenses incurred in connection with Company business. The allowance relates to food and lodging when the officer is in Malaysia on Company business. In addition, during 2003, the Company agreed to pay Mr. Wang $99,971 as a living allowance for the period from January 2001 to October 2003. Of this total amount, $53,507 was paid in 2004 as indicated in the table above and $46,464 remains outstanding and unpaid. For the 2004 period, the Company estimates that Mr. Wang will be entitled to receive approximately $40,000 as a living allowance. This amount has not been invoiced to the Company by Mr. Wang. In addition, the officer is entitled to reimbursement of normal and usual business expenses. During 2004, the Mr. Wang received $51,573 in expense re-imbursements for actual expenses incurred by Mr. Wang, of which $7,567 represents payment of an outstanding amount for 2003. During 2003, Mr. Wang received $14,614 as a re-imbursement of expenses, and an additional $7,567 was accrued for future payment.

Other than as indicated above, no compensation was paid to directors of the Company during 2004, 2003, or 2002. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

In December 2000, the board of directors adopted, and in February 2001, a majority of shareholders approved, the Company’s 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan is administered by the board of directors. The purpose of the 2000 Plan is to provide an incentive to existing and future contributors to the Company. The 2000 Plan allows the Company to grant options to purchase a maximum of 450,000 shares of common stock to key employees, officers, directors, and consultants and such other persons determined by the board of directors. No person will receive a grant under the 2000 Plan in excess of 5% of the Company’ issued and outstanding common stock. The exercise price of the options granted under the 2000 Plan will be established by the board of directors. Vesting of options also will be determined by the board of directors. On June 10, 2003, Dennis Robinson and Jeffrey Lightfoot, two directors of the Company, each were granted stock options to acquire 225,000 shares of common stock of the Company under the 2000 Plan. These two grants represent all of the options available under the 2000 Plan. Of the total amount granted, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year. The option expire on the earlier of; two years from the grant date, one year after the optionee relationship with the Company is terminated by reason of death or disability, or within three months from the date the Optionee ceases to serve as a director of the Company. No options have been exercised under the 2000 Stock Option plan.

Except as described herein, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-incontrol, except that the Plan provides the board of directors, in its discretion, may accelerate vesting of all outstanding options.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of April 1, 2005, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. Except as otherwise indicated, the address of each party is the address of the Company. The following is based on 14,582,571 shares of common stock outstanding as of April 1, 2005, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Title	Name and Address	Amount and nature	Percent
of Class	of Beneficial Owner	Beneficial Ownership	of Class

Common Stock	Robert Wang	-0-	0%
	President

Common Stock	Dennis Robinson	230,000(1)	1.5%
	Secretary, Treasurer
	And Director

Common Stock	Jeffrey Lightfoot(1)	230,000(1)	1.5%
	Director

Common Stock	Chin Yen Ong	17,722,509(2)	63.7%
	106 Taman Sri Selayang
	68100 Batu Caves, Selangor
	Malaysia

Common Stock	Hsien-Ho Lee	3,800,000(3)	21.8%
	3 Alley 16

	Lane 107, Ho-Ping E Rd.
	Sec 2, Taipei
	Taiwan, R.O.C.

Common Stock	Mao-Lin Hsiao	6,310,068(4)	32.7%
	6F, 7, Lane 96,
	Chung Shan N. Road,
	Sec.2 Taipei
	Taiwan, R.O.C.

Common Stock	Voon Meng Vee	2,500,000	17.1%
	35, Tingkat 01k Jalan
	Besar, 18300 Gua Musang,
	Malaysia

Common Stock	Sow Yen Yip	2,500,000	17.1%
	No.15 Jalan SS3/98
	47300 Petaling Jaya,
	Selangor Darul Ehsan,
	Malaysia

Common Stock	Tee Ah Siew	2,120,000(5)	12.3%
	No.6 Jalan 7,Kaw 15
	Taman Seng Chai
	41300 Kelang
	Selangor Darul
	Malaysia

Common Stock	David Pok Beng Kwong	1,000,000(6)	6.6%
	No.1 Jalan SS 3/46
	Petaling Jaya
	47300 Selangor Darul Ehsan
	Malaysia

Common Stock	Officers and	460,000(1)	3.2%
	Directors, as
	a group (3 persons)

(1). The amount includes stock options to acquire 225,000 shares of common stock of the Company under the 2002 Plan held by each such party (See “ Item 10 – Executive Compensation”).
(2). The amount represents 4,485,003 shares of common stock of the Company and stock purchase warrants to acquire 13,237,506 shares of common stock. Of the total warrants, (i) 12,480,000 are exercisable at $0.05 per share on or before July 15, 2006, and at $0.07 per share on or before July 15, 2007, and (ii) 757,506 are exercisable at $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007 (see “Certain Relationships and Related Transactions”).
(3). The amount represents 950,000 shares of common stock and stock purchase warrants to acquire 2,850,000 shares of common stock of the Company. The stock purchase warrants are exercisable at $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.
(4). The amount represents 1,575,017 shares of common stock and stock purchase warrants to acquire 4,725,051 shares of common stock. The stock purchase warrants are exercisable $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.
(5). The amount represents 570,000 shares of common stock held individually and stock warrants to acquire 1,500,000 shares of common stock exercisable at $0.06 per share and expire five years from the date of funding from the investments of Voon Meng Vee and Sow Yuen Yip. (See “Certain Relationship and Related Transactions”).
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

In connection with the transactions, Avani paid Tee Ah Siew a finder’s fee of $30,000, and issued stock purchase warrants to acquire 1,500,000 shares of common stock of Avani. The stock purchase warrants are exercisable at $0.06 per share and expire five years from the funding date.

On June 10, 2003, stock options with rights to acquire a total of 1,800,000 shares of common stock of Avani were granted to seven individuals who are employees or consultants of Avani. Of the total amount, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of Avani at a price of $0.05 per share during the first year, and $0.30 during the second year. The options expire on the earlier of; two years from the grant date, the date the employee or consultant’s relationship with Avani is terminated for “cause,” 30 days after the date the employee or consultant’s relationship with Avani is terminated for reasons other than “cause,” immediately upon receipt of written notice from Avani terminating any unvested Options and unexercised Options, or the death or disability of the party.

On June 10, 2003, stock options with rights to acquire a total of 1,300,000 shares of common stock of Avani were granted to three individuals who are employees or consultants of Avani. The total amount vested on the grant date. The options enable the holder to acquire the common stock of Avani at a price of $0.05 per share during the option term. The options expire on the earlier of; three years from the grant date, the date the employee or consultant’s relationship with Avani is terminated for “cause”, 30 days after the date the employee or consultant’s relationship with Avani is terminated for reasons other than “cause,” immediately upon receipt of written notice from Avani terminating any unvested Options and unexercised Options, or the death or disability of the party.

As disclosed herein, Avani has entered into two significant agreements with Avani O2 (See “Item 1 Description of Business – Agreements with Avani O2” for a detailed discussion of these agreements). On October 25, 2002, Avani entered into a Sale and Purchase Agreement with Avani O2, pursuant to which, Avani agreed to sell to Avani O2 all of the assets of its subsidiary consisting of its plant, equipment, and real estate to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,272,657 USD at year end exchange rates). In February 2000, Avani entered into an agreement with Avani O2, pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions of the agreement. The rights granted Avani O2 are exclusive worldwide except for Canada and worldwide sales from the Company’s Vancouver operations. Mr. Chin Yen Ong, a significant shareholder of Avani, is a director and a 30% shareholder of Avani O2. Mr Ong also is the nephew of Avani’s President.

On November 18, 2002, Avani granted stock options to consultant who also is an employee of Avani O2 to acquire 300,000 shares of Avani’s common stock, 30% of which vest immediately upon grant, and the balance vest on the first anniversary of the grant. The exercise price is $0.05 per share if exercised during the first year after grant and $0.30 if exercised during the second year after grant. The option term is two years from the grant date.

On May 13, 2002, Avani completed private placements with Mao-Lin Hsiao, and Hsien-Ho Lee pursuant to which such parties purchased 1,575,017 and 950,000 shares of common stock of Avani, respectively, at a price per share equal to $0.03. The total consideration received by Avani was $75,751. In addition, Avani issued to Mao Lin Hsiao and Hsien Ho Lee stock purchase warrants to acquire 4,725,051 and 2,850,000 shares of common stock of Avani, respectively. The stock purchase warrants are exercisable at $0.03 per share on or before May 13, 2004, $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007. In connection with the transactions, Avani paid Chin Yen Ong a finder’s fee equal to 10% of the stock and stock purchase warrants received by the investors as described above. Mr. Ong received 252,502 shares of common stock and stock purchase warrants to acquire 757,506 shares of common stock of Avani. The stock purchase warrants are exercisable on the same terms and conditions as those of the investors.

During January 2001, Avani contracted with Mr. Ong, as a consultant in Malaysia, to market and promote Avani’s products to the Asian market. In exchange, Avani has contracted to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as reported by Avani, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for 4,160,000 shares of common stock of Avani and stock purchase warrants to acquire 12,480,000 shares of common stock of Avani. The stock purchase warrants are exercisable in whole or in part at any time on or before five years from July 15, 2002 at an exercise price of; $0.03 if on or before July 15, 2004, $0.05 if on or before July 15, 2006, and $0.07 if on or before July 15, 2007. As of December 31, 2002, Mr. Ong is a significant stockholder of Avani. Mr. Ong is the nephew of Avani’s President.

In June 2001, Avani received $500,771 in loan proceeds from five private lenders. During the 2001 period, $25,000 of a loan payable in favor of one lender, David Pok Beng Kwong, was converted to 500,000 shares of common stock and common stock warrants to purchase a total of 500,000 shares of common stock as follows; at $0.05 per share if on or before September 26, 2003, at $0.06 per share if on or before September 26, 2005; and at $0.07 per share if on or before September 26, 2006. During 2002, Avani entered into agreements with each of the lenders pursuant to which each lender cancelled the full amount of their respective loan outstanding. In exchange, Avani assigned accounts receivable in the amount of $200,944 to four of the lenders which represented a full satisfaction of amounts owed to three of the four lenders, and a partial satisfaction of amounts owed to the fourth lender. Avani also assigned $274,827 in net profits interest to two lenders including the partially satisfied lender. The account receivable relates to water product sold to Avani O2. The net profits interest results from Avani’s agreement with Avani O2 under which Avani O2 received certain licensing rights from Avani. The assignment of net profits interest to these lenders will revert back to Avani when the lenders have received from such interest, an amount equal to the principal amount of the cancelled loans.

PART IV

Item 13. Exhibits and reports on Form 8-K

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

10(xix)	Warrant Agreement dated June 12, 1999 by and between Avani International Group, Inc. and Chin Yen Ong. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1999 filed on August 23, 1999).

10(xx)	Joint Venture Agreement dated February 18, 2000 by and between the Company and Avani O2 Water Sdn. Bdh. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxi)	Agreement dated January 4, 2000 by and between Avani International Marketing Corp. and Avani Water Corporation Sdn. Bdh. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxii)	Financial Consulting Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxiii)	Investor Relations Service Agreement dated March 23, 2000 by and between the Company and SJH Corporate Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxiv)	Agreement dated January 4, 2000 by and between Avani Water Corporation and Prime Source International Consultants. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxv)	Avani International Group, Inc. 2000 Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 11, 2001).

10(xxvi)	Loan Agreement dated June 13, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2001).

10(xxvii)	Promissory Note dated June 13, 2001 by Avani International Group, Inc in favor of David Pok Beng Kwong. Incorporated by reference to the Company's Form 10-QSB filed on August 13, 2001).

10(xxvii)	Loan Agreement, as revised, dated June 13, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on October 11, 2001).

10(xxviii)	Investment Agreement dated September 26, 2001 by and between David Pok Beng Kwong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on October 11, 2001).

10(xxix)	Finder’s Fee Agreement dated September 26, 2001 by and between Avani International Group, Inc and Tee Ah Siew. (Incorporated by reference to the Company's Form 8-K filed on October 25, 2001)

10(xxx)	Amendment To Agreement Dated February 18, 2000, Made Between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) (Incorporated by reference to the Company's Form 10-QSB filed on November 11, 2001).

10(xxxi)	Amendment To Agreement Dated February 18, 2000, made between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) (Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001).

10(xxxii)	Consulting Agreement dated January 2, 2001 by and between Avani Oxygen Water Corporation, of suite 328, 17 Fawcett Road, Coquitlam, British Columbia V3K 6V2 Canada (the “Company”) and Chin Yen Ong, No. 106, Jalan 1, Taman Sri Selayang, 68100 Batu Caves, Selangor Darul Ehsan, Malaysia (the “Consultant”). (Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2001).

10(xxxiii)	Share Subscription Agreement and Warrant Agreement both dated May 13, 2002 by and between Hsiao, Mao-Lin and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on June 3, 2002).

10(xxxiv)	Share Subscription Agreement and Warrant Agreement both dated May 13, 2002 by and between Lee, Hsien-Ho and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on June 3, 2002).

10(xxxv)	Finder’s Fee Agreement and Warrant Agreement both dated May 13, 2002 by and between Chin Yen Ong and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on August 2, 2002).

10(xxxvi)	Amendment to Consultant Agreement dated June 14, 2002 by and between Chin Yen Ong and Avani Oxygen Water Corporation and Avani International Group, Inc. (Incorporated by reference to the Company's Form 8-K filed on August 2, 2002).

10(xxxvii)	Sale and Purchase Agreement by and between Avani International group, Inc. and Avani Oxygen Water Corporation and Avani O2 Water Sdn. Bhd. dated October 4, 2002. (Incorporated by reference to the Company's Form 8-K filed on November 5, 2002).

10(xxxviii)	Amendment to Joint Venture Agreement Made Between Avani O2 Water Sdn. Bhd. (Called Aow) And Avani International Group Inc. (Called Aig) entered January 23, 2003 and effective as of January 1, 2002. (filed herewith).

10(xxxix)	Amendment To Sale & Purchase Agreement Dated October 4, 2002, Made Between Avani International Group Inc. And Avani Oxygen Water Corporation (Called “Vendor”) And Avani O2 Water Sdn. Bhd. (Called “Purchaser”) effective as of February 20,.2003. (filed herewith).

17.1	Resignation letter of Ngai Sou Angeline Chang Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

17.2	Resignation letter of Wai Meng Yeap Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

21 (i)	Subsidiaries of Registrant.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act. - CEO

31.2	Certification under Section 302 of the Sarbanes-Oxley Act. - CFO

32 .1	Certification under Section 906 of the Sarbanes-Oxley Act.

(b).	Reports on Form 8-K. None

Item 14. Principal Accountant Fees and Services.

BDO Dunwoody LLP has served as the Company's Principal Accountant since 2001. Their pre-approved fees billed to the Company are set forth below:

		Fiscal year ending		Fiscal year ending
		December 31, 2004		December 31, 2003
Audit Fees		$62,636		$50,000
Audit Related Fees		NIL		NIL
Tax Fees		NIL		NIL
All Other Fees	$	NIL	$	NIL

As of December 31, 2003, the Company's Board of Directors did not have a formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

Avani International Group Inc.
Consolidated Financial Statements
For the years ended December 31, 2004 and 2003
(Expressed in US Dollars)

Avani International Group Inc.
Consolidated Financial Statements
For the years ended December 31, 2004 and 2003
(Expressed in US Dollars)

Avani International Group Inc.
Consolidated Financial Statements
For the years ended December 31, 2004 and 2003
(Expressed in US Dollars)

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of
Avani International Group Inc.

We have audited the accompanying Consolidated Balance Sheets of Avani International Group Inc. as at December 31, 2004 and 2003 and the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity (Capital Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Avani O2 Water Sdn. Bhd., a variable interest entity, which statements reflect total assets and total net income of 71% and Nil, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Avani O2 Water Sdn. Bhd., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

As discussed in the Summary of Significant Accounting Policies, the Company changed its accounting policy in 2004 as a result of adopting Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
February 2, 2005

E.S. LIM & CO.

(AF: 0319)

CHARTERED ACCOUNTANTS
A MEMBER FIRM OF THE MALAYSIAN INSTITUTE OF ACCOUNTANTS

Company No.
489879	V	16

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
AVANI O2 WATER SDN. BHD.
(Company No. 489879-V)
(Incorporated in Malaysia)

We have audited the accompanying balance sheet of Avani O2 Water Sdn. Bhd. and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avani O2 Water Sdn. Bhd. at December 31, 2004 and the results of the operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ E.S. LIM & CO.

E.S. LIM & CO.
Kuala Lumpur, Malaysi
February 8, 2005

19-B, JALAN TUN MOHD FUAD3 , TAMAN TUN DR ISMAIL, 60000 KUALA LUMPUR. TEL: 03-7728 1623 FAX: 03-7728 2368 EMAIL: eslimco@po.jaring.my

Avani International Group Inc. Consolidated Balance Sheets (Expressed in US dollars)

December 31	2004*	2003

Assets

Current
Cash and cash equivalents	$501,633	$218,268
Accounts receivable (net of allowance for doubtful accounts
in 2004 - $66,074; 2003 - $58,414)	1,295,478	72,144
Due from related party (Note 16)	-	442,392
Inventories (Note 3)	235,882	111,155
Prepaid expenses and deposits (Note 14)	104,612	5,396

	2,137,605	849,355

Property, Plant and Equipment (Note 4)	1,357,893	1,430,329
Other Assets (Note 5)	31,317	33,289

	$3,526,815	$2,312,973

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable	$610,157	$328,963
Accrued liabilities	646,519	94,116
Debts payable (Note 6)	83,195	77,131
Unearned revenue and deposits	94,817	113,615

	1,434,688	613,825

Obligations Payable (Note 7)	285,745	1,010,141

	1,720,433	1,623,966

Non-controlling Interest (Note 2)	1,916,893	-

Commitments and Contingencies (Notes 11, 12 and 15)

Stockholders’ Equity (Capital Deficit)
Capital stock (Note 9)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,582,571 (2003 – 14,522,571)	14,583	14,523
Additional paid-in capital	7,693,120	7,606,817
Accumulated deficit	(7,757,091)	(6,808,595)
Accumulated other comprehensive loss
- foreign exchange translation	(61,123)	(123,738)

	(110,511)	689,007

	$3,526,815	$2,312,973

*	Represents the consolidated financial position of Avani International Group Inc. and its subsidiaries and Avani O2 Water Sdn. Bhd. (“Avani O2”) (Note 2).

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc. Consolidated Statements of Operations and Comprehensive Loss (Expressed in US dollars)

For the years ended December 31	2004*	2003

Revenue
Bottled water and supply sales	$2,322,499	$1,738,460
Cooler rentals and equipment sales	165,175	21,644

	2,487,674	1,760,104

Cost of revenue
Cost of goods sold (excluding depreciation)	1,448,965	1,058,887
Depreciation	218,160	144,727

	1,667,125	1,203,614

Gross profit	820,549	556,490

Operating expenses
Marketing	115,326	143,040
General and administration	810,745	669,963
Loss on loan receivable forgiveness (Note 8)	-	10,522

	926,071	823,525

Loss from operations	(105,522)	(267,035)

Other income (expenses)
Interest on debts payable	(6,942)	(22,315)
Royalty income	-	37,706
Miscellaneous income	54,611	3,913
Foreign exchange gain (loss)	20,534	(87,041)
Loss on disposal of assets (Note 14)	(90,805)	-

	(128,124)	(334,772)
Income tax expense (Note 10)	(129,912)	-

Net loss before non-controlling interest	(258,036)	(334,772)
Non-controlling Interest (Note 2)	(598,796)	-

Net loss before cumulative effect
of change in accounting policy	(856,832)	(334,772)
Cumulative effect of change in accounting policy (Note 2)	(91,664)	-

Net loss for the year	(948,496)	(334,772)

Foreign currency translation adjustment	62,615	110,248

Comprehensive loss for the year	$(885,881)	$(224,524)

Loss per share - basic and diluted	$(0.07)	$(0.03)

Weighted average shares outstanding	14,555,283	10,988,324

*	Represents the consolidated results of operations and comprehensive loss of Avani International Group Inc. and its subsidiaries and Avani O2 (Note 2).

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc. Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) (Expressed in US dollars)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Shares		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Capital Deficit)

Balance, January 1, 2003	9,522,571	$9,523	$7,291,813	$(6,473,823)	$(233,986)	$593,527

Issuance of common stock for cash (net of $30,000 finders fee)	5,000,000	5,000	265,000	-	-	270,000

Stock option compensation	-	-	50,004	-	-	50,004

Net loss for the year	-	-	-	(334,772)	-	(334,772)

Foreign exchange translation adjustment	-	-	-	-	110,248	110,248

Balance, December 31, 2003	14,522,571	14,523	7,606,817	(6,808,595)	(123,738)	689,007

Issuance of common stock on exercise of options	60,000	60	2,940	-	-	3,000

Stock option compensation (Note 9)	-	-	83,363	-	-	83,363

Net loss for the year	-	-	-	(948,496)	-	(948,496)

Foreign exchange translation adjustment	-	-	-	-	62,615	62,615

Balance, December 31, 2004	14,582,571	$14,583	$7,693,120	$(7,757,091)	$(61,123)	$(110,511)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements

Avani International Group Inc. Consolidated Statements of Cash Flows (Expressed in US dollars)

For the years ended December 31	2004*	2003

Cash provided by (used in)

Operating activities
Net loss for the year	$(948,496)	$(334,772)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation and amortization	236,770	187,234
Loss on loan receivable forgiven	-	10,522
Loss on disposal of assets	90,805	-
Stock option compensation	83,363	50,004
Non-controlling interest	598,796	-
Cumulative effect of change in accounting policy	91,664	-
(Increase) decrease in assets
Accounts receivable	43,390	(430,473)
Inventories	36,159	(62,950)
Prepaid expenses	2,430	(2,513)
Increase (decrease) in liabilities
Accounts payable	146,194	127,866
Accrued liabilities	47,141	31,932
Unearned revenue and deposits	(25,614)	(2,000)
	402,602	(425,150)
Investing activities
Proceeds from sale of subsidiary	-	1
Acquisition of property, plant and equipment	-	(3,502)
	-	(3,501)
Financing activities
Proceeds from loans and obligation payable	-	530,900
Advances to related party	(135,645)	-
Issuance of common shares	3,000	270,000
Payments on debts payable	-	(310,836)
	(132,645)	490,064
Increase in cash and cash equivalents during the year	269,957	61,413
Effect of foreign exchange on cash	13,408	55,644
Cash and cash equivalents, beginning of year	218,268	101,211
Cash and cash equivalents, end of year	$501,633	$218,268

Supplemental Information:
Interest paid	$6,942	$22,315
Taxes paid	$262,632	$-

The following transactions which did not result in cash
flows have been excluded from financing activities:
Share issuance costs through the issuance of warrants (Note 9(a))	$-	$59,900
Loan receivable forgiven (Note 8)	$-	$10,522
Stock option compensation (Note 9(c))	$83,363	$50,004

* Represents the consolidated cash flows of Avani International Group Inc. and its subsidiaries and Avani O2 (Note 2).

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2004 and 2003

Basis of Presentation
These consolidated financial statements are expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles. Included in the financial statements for the year ended December 31, 2004 are the accounts of Avani International Group Inc. (“Avani”) and its wholly-owned subsidiaries (Avani Oxygen Water Corporation and Avani International Marketing Corporation and its related party Avani O2 Water Sdn. Bhd. (“Avani O2”). As described in “Change in Accounting Policy”, Avani O2 is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, and accordingly Avani O2 was consolidated for the year ended December 31, 2004. The financial statements as of December 31, 2003 and for the year then ended include the accounts of Avani and its subsidiaries only.

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

Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, accounts receivable, due from related party, accounts payable, accrued liabilities, debts payable and obligations payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the portion of obligation payable related to the assignment of net profits, the fair value of financial instruments approximates their carrying values due to the immediate or short term maturity of these financial instruments. The carrying amount for the portion of obligations payable related to the assignment of net profits interest was not practicable to determine.

Foreign Currency Translation and Transactions
The parent company's functional currency is the United States dollar, however, the functional currency of the consolidated entity is the Canadian dollar and the Malaysian Ringgit as substantially all of the Company's operations are in Canada and Malaysia. The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission ("SEC").

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2004 and 2003

Foreign Currency Translation and Transactions - Continued
Assets and liabilities of the subsidiary denominated in a foreign currency are translated at the exchange rate in effect at the period end. The Statement of Operations is translated at the average rates of exchange prevailing during the periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Loss account in Stockholders' Equity (Capital Deficit).

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

As described in Note 4, the Company is entitled to receive from Avani O2, a Malaysian company with a significant shareholder in common with Avani (see “Change in Accounting Policy”) a 2% royalty on all revenue and 30% of the before tax profits (Net Profits Interest) (replaced by a rental fee as amended in 2004) generated by the bottling line located in Malaysia. The Company recognizes royalty income from this bottling line when collection is reasonably assured. As part of the settlement of the loan payables from two lenders (Note 7), the Company assigned certain of its rights to the Net Profits Interest or rental fee referred to above to these lenders. The Company will recognize the revenue from the Net Profits Interest or rental fee and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest or rental fee payments. For the year ended December 31, 2004, these transactions were eliminated upon consolidation.

Cash and Cash Equivalents	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2004 and 2003

Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

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

Income Taxes
The Company follows the provisions of SFAS 109, "Accounting for Income Taxes", which requires the Company to recognize tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for all deferred tax assets when it is more-likely-than-not that these deferred tax assets will not be realized.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2004 and 2003

Loss Per Share
Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, potentially dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the years presented.

For the years ended December 31, 2004 and 2003, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 26,352,557 (2003 – 26,712,557) were not included in the computation of loss per share because their effect was anti-dilutive.

Comprehensive Income
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss. Comprehensive income (loss) is comprised of net income (loss) and all changes (loss) to stockholders' equity except those resulting from investments by owners and distributions to owners.

Stock-based Compensation
The Company applies SFAS No. 123, “Accounting for Stock- Based Compensation for Non-Employees” and has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

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

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2004 and 2003

Stock Based Compensation - Continued
SFAS 148 “Accounting for Stock-Based Compensation— Transition and Disclosure“ amends the disclosure requirements of SFAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair value method of accounting for stock-based compensation.

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees as the exercise price of these options is greater than the market price of the underlying stock. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in SFAS No. 123, based on the assumptions described in Note 9, the Company's net loss and loss per share would have been increased as follows:

	Years Ended
	December 31
	2004	2003

Net loss, as reported	$(948,496)	$(334,772)
Deduct: Stock-based employee compensation
expense determined under fair-value
based method for all awards not
included in net loss	(10,927)	(47,060)

Pro-forma net loss	$(959,423)	$(381,832)
Loss per share:
Basic and diluted – as reported	$(0.07)	$(0.03)

Basic and diluted – pro-forma	$(0.07)	$(0.03)

Advertising	The Company follows the provisions of Statement of Position 93-7 in accounting for costs of advertising. Advertising costs are charged to expense as incurred.

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
December 31, 2004 and 2003

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

Avani O2 is considered a VIE of the Company because, pursuant to the joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all licensed products and 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2 (replaced by a rental fee as amended in 2004) and to appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE. The creditors of the consolidated VIE have no recourse to the general credit and assets of Avani. According to the above-noted requirements, the Company commenced consolidating Avani O2 in 2004.

Avani International Group Inc. Summary of Significant Accounting Policies (Expressed in US dollars)
December 31, 2004 and 2003

New Accounting Pronouncements
On December 16, 2004, FASB issued the SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) would require the Company to measure all employee stock- based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs: an Amendment of ARB 43, Chapter 4” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non- monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non- monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The Company is assessing the effect that the implementation of these new standards will have on the consolidated financial statements.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses to date of $7,757,091 which includes an operating loss for the current year of $948,496. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise additional equity and debt as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.	Non-controlling interest

The prior year comparative information has not been restated to reflect a consolidation of Avani O2. The cumulative effect of the change in accounting policy of $91,664, as a result of the adoption of FIN 46R, was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in the non-controlling interest on the balance sheet.

Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $1,226,433 as at December 31, 2004 and net income of $598,796 for the year then ended. These amounts were recorded as non-controlling interests in the December 31, 2004 financial statements.

As the Company has no equity interest in Avani O2, the maximum exposure of loss by the Company in the VIE is the accounts receivable from Avani O2 totalling $605,701 as at December 31, 2004.

3.	Inventories

	2004	2003
Supplies	$232,334	$77,962
Finished goods	3,548	33,193
	$235,882	$111,155

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

4.	Property, Plant and Equipment

	2004	2003

Canada

Land	$182,757	$169,436
Building	992,761	939,337
Coolers	82,263	76,933
Plant equipment	926,812	790,424
Office furniture and equipment	51,609	44,541
Vehicle	20,485	20,485
	2,256,687	2,041,156
Malaysia

Plant equipment	496,091	440,034
Office equipment and fixtures	21,290	-
Vehicles	11,118	-
Plant and machinery	76,235	-
	2,861,421	2,481,190
Less: Accumulated depreciation	(1,503,528)	(1,050,861)

	$1,357,893	$1,430,329

The Company entered into an agreement with Avani O2 ("the Licensee"), whereby the Company granted to the Licensee the first right of refusal of the exclusive worldwide (except Canada) rights and licenses to the Company's oxygen enrichment technology. The Company is also allowing the Licensee the use of approximately $237,314 net of depreciation (2003 - $211,833), of bottling and processing equipment, located in Malaysia, required to produce the product. In exchange, the Company is entitled to receive a 2% royalty on all revenue from all licensed products and 30% of the before-tax profits generated by the contributed bottling line (which was replaced by a rental fee as amended in 2004). These transactions were eliminated upon consideration. During 2002, the Company assigned certain of its rights to the Net Profits Interest to certain lenders in satisfaction of outstanding loans (Note 7).

In October 2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building and related land in Canada and production equipment in Canada and Malaysia to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,372,712 at the December 31, 2004 year end exchange rates) plus interest charges at 8% per annum and applicable taxes. The proceeds were being received over two years in twenty-four monthly installments of CDN$70,620 (US$58,752) and a final payment of CDN$220,686 (US$183,600) due October 1, 2004. The ultimate gain on disposal of the properties is estimated to be $447,000 (at year end exchange rate) which will be deferred until the completion of the sale. As at December 31, 2004, installments of $1,317,804 (2003 - $724,396) have been received from Avani O2 and have been eliminated upon consolidation. As the final payment of CDN$220,686 (US$183,600) was not made by Avani O2 in due time, the title to the property and production equipment will only be transferred to Avani O2 when the final payment has been received by the Company. These assets have not been classified as held for sale as management anticipates that significant changes to the transaction will be made.

During 2004, Avani O2 failed to make the final payment even after an extension was provided. On December 13, 2004, the Company notified Avani O2, that the agreement was terminated. The Company continues to work with Avani O2 and management expects a resolution with respect to the funds received to date and the asset transfer involved in early 2005.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

5.	Other Assets

The trademark and license is carried on the consolidated balance sheet at net book value of $31,317 (2003 - $33,289) which is calculated based on the original cost of the asset at $52,129 net of accumulated amortization of $20,812. Amortization expense of $4,847 was charged to the Statement of Operations and Comprehensive Loss in 2004 (2003 – $4,415) and annual amortization of approximately $4,800 is estimated to be expensed in each of the next five years.

6.	Debts Payable

	2004	2003

Loan payable on demand, unsecured and bearing simple
interest at 8% per annum, calculated annually.	$83,195	$77,131

7.	Obligations Payable

	2004	2003
Assignment of net profits interest	$285,745	$285,745
Instalments received on sale of assets (Note 4)	-	724,396
	$285,745	$1,010,141

During 2002, the Company agreed with a number of lenders to fully settle loans payable totaling $475,771. Pursuant to the agreements, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in complete satisfaction of $190,026 of the loan payable. In addition to the assignment of the account receivable, the Company also assigned its before tax net profits interest in production equipment located in Malaysia (the "Net Profits Interest”) to two of the lenders Pursuant to an amendment to the agreement, the assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans. The Company has classified amounts related to these assignments of Net Profits Interests as obligations payable and will record reductions in this account as Net Profits Interests are received by the lenders. The Net Profits Interest was replaced by a rental fee payable by Avani O2 to the Company in 2004. While such inter-company transactions were eliminated upon consolidation, no Net Profit Interest (or rental fee) has been accrued as a result of uncertainty of recovery.

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
December 31, 2004 and 2003

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

b)
As at December 31, 2004, the Company had 22,862,557 (2003 – 22,862,557) fully exercisable share purchase warrants outstanding. Of this amount, 1,500,000 warrants were granted in connection with the share issuance (Note (a) above), and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002. These warrants are exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

A summary of share purchase warrant transactions for the years presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price

Outstanding at January 1, 2002	1,347,500	$1.80
Granted	20,812,557	$0.03
Expired	(797,500)	$3.00

Outstanding at December 31, 2002	21,362,557	$0.05	*
Granted (a) and (b)	1,500,000	$0.06

Outstanding at December 31, 2003 and 2004	22,862,557	$0.05

*	As at December 31, 2004, the weighted average exercise price of these options have increased from $0.03 to $0.05 pursuant to their terms as described above.

All of the share purchase warrants were exercisable on the grant date and remain outstanding as at December 31, 2004.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

9.	Capital Stock - Continued

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

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model. Unvested stock options are remeasured on each balance sheet date for the purpose of determining stock option compensation. The weighted average grant date fair value of the options granted during 2003 ($0.04 per option) was estimated using the following weighted average assumptions and remeasured in 2004:

	2004	2003

Dividend yield	Nil	Nil
Risk-free interest rate	1.92%	0.57%
Expected volatility	200%	289%
Expected lives	2 years	2 years

Compensation expense was amortized over the vesting period and for the year ended December 31, 2004, expenses totaling $83,363 (2003 - $50,004) were included in general and administration expenses.

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

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

9.	Capital Stock - Continued

A summary of stock option transactions for the years presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price

Outstanding at January 1, 2002	300,000	$0.30
Granted – employees	1,950,000	0.05
Granted – non-employees	1,600,000	0.05

Outstanding at December 31, 2003	3,850,000	0.07

Expired	(300,000)	0.30
Exercised	(60,000)	0.05

Outstanding at December 31, 2004	3,490,000	$0.21

Exercisable at December 31, 2004	3,490,000	$0.21

Exercisable at December 31, 2003	2,275,000	$0.10

Stock options outstanding at December 31, 2004 are summarized as follows:

Exercise Price
Number	Year 1	Year 2	Expiry Date

2,190,000	$0.05	$0.30	June 9, 2005
1,300,000	$0.05	$0.05	June 9, 2006

3,490,000

The per share weighted average fair value of stock options granted to employees during 2003 was $0.03, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003:

Dividend yield	Nil
Risk-free interest rate	0.57%
Expected volatility	289%
Expected lives	2 years

As there were no stock-based compensation awarded to employees as at December 31, 2004, the pro-forma information as reported in the Summary of Significant Accounting Policy relates only to amortization of compensation expenses for employee stock options granted in 2003.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

10.	Income Taxes The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2004	2003

Net operating and capital losses	$1,863,000	$1,923,000
Property, plant and equipment	199,000	165,000
Valuation allowance	(2,062,000)	(2,088,000)

Deferred tax assets (liability)	$-	$-

The tax benefit of net operating and capital losses carried forward and the associated valuation allowance were reduced by approximately $258,000 (2003 - $220,000), representing the tax effect of losses which expired in the year.

	2004	2003

Provision (benefit) at the federal US statutory rate of 34%	$(44,000)	$(114,000)

Foreign income taxes at other than the federal US statutory rate	(50,000)	1,000

Effect of reduction in foreign income tax rates	93,000	99,000

Effect of foreign exchange on valuation allowance	(115,000)	(302,000)

Tax effect of reduction in losses carry forward from sale of
subsidiary	-	180,000

Utilization of net operating loss	-	29,000

Non-deductible expenses	13,912	27,000

Increase in valuation allowance	232,000	80,000
	$129,912	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,416,000 for U.S. income tax purposes, which if not used will expire during the years 2010 through 2023. At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,073,000 for Canadian income tax purposes, which if not used will expire during the years 2005 through 2014 and allowable capital losses of approximately $Nil (2003 - $57,000) which are available to offset against future capital gains. The income tax expenses represents taxes payable by Avani O2 on its net income for tax purposes for the year ended December 31, 2004.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

11.	Lease Obligations

For the years ended December 31, 2004 and 2003 total rental expenses under leases amounted to $5,991 and $2,539, respectively. At December 31, 2004, the Company was obligated under various non-cancelable operating lease arrangements for office equipment for a total of $6,906 per annum for each of the fiscal year from 2005 to June 1, 2007.

12.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

In January 2000, the Company entered into a consulting agreement with an independent third party at the time, for services at a fee of CDN$10,000 per month. During 2004, $99,834 (2003 - $85,690) was paid or payable in cash to a shareholder for these consulting services. As at December 31, 2004, $266,223 (2003 - $104,260) of the amount is still outstanding and is included in the accounts payable balance at year end. As a result of the share settlement in 2002, whereby 4,160,000 common shares and 12,480,000 fully exercisable warrants were issued to this shareholder as settlement of $124,800 of consulting fees, the shareholder currently holds a significant percentage of the outstanding common stock of the Company and is a significant shareholder of Avani O2. This shareholder is the nephew of the Company's president.

During the year ended December 31, 2004, the Company entered into a management agreement with the President of the Company for a period of five years. Under the agreement, in exchange for his services, the President is entitled to $6,000 per month of management fees, living allowance of Cdn $175 per day for working outside of Canada and reimbursement of normal operating expenses paid by the President on behalf of the Company.

During the year ended December 31, 2004, the president of the Company was reimbursed $22,433 (2003 - $14,614) for transportation expenses and $29,140 (2003 - $Nil) for marketing expenses incurred on behalf of the Company in 2004. The Company accrued $18,000 of marketing expenses (2003 - $7,567), salary compensation of $72,000 (2003 - $72,000) and $39,965 (2003 - $99,971) of overseas living allowance for the year ended December 31, 2004, all of which are payable to the President of the Company.

These transactions were recorded at the exchange value representing amounts agreed upon by the related parties.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

13.

Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Canada and other countries and to a customer in Malaysia through Avani O2. The Company has determined that it operates in one reporting segment. All activities in 2003 were related to the one reporting segment based in Canada. In 2004, geographic reporting information is as follows:

	2004*	2003

Revenue

Bottled water and supply sales
Canada and other countries	$310,266	$250,796
Malaysia (via Avani O2 in 2004)	2,012,233	1,487,664

	2,322,499	1,738,460
Cooler rentals and equipment sales in
Canada	18,546	21,644
Malaysia	146,629	-

	$2,487,674	$1,760,104
Property, plant and equipment
Canada	$1,063,125	$1,218,496
Malaysia	294,768	211,833

	$1,357,893	$1,430,329

	*	Represents the consolidated revenue and property, plant and equipment of Avani International Group Inc. and its subsidiaries and Avani O2.

14.

Significant Contracts

On September 1, 2003, Avani O2 signed a lease agreement with a local Malaysian Company to lease land for a period of 30 years. Under the terms of the agreement, Avani O2 paid $174,769 (RM 664,119) as deposit upon signing, and the balance was to be paid by December 14, 2004 (as amended). The Company however failed to make the final payment and pursuant to the agreement a portion of the deposit shall be forfeited and a portion is to be refunded to Avani O2. Accordingly, the prepayment of $87,384 plus incidental costs of $3,421 were written off in 2004 and included in loss on disposal of assets. The prepayment, which is expected to be refunded amounting to $87,385, has been included in prepaid expenses and deposits of Avani O2 as at December 31, 2004.

Avani International Group Inc. Notes to the Consolidated Financial Statements (Expressed in US dollars)
December 31, 2004 and 2003

15.	Contingencies

On December 8, 2004, Avani O2 initiated a legal claim against a supplier of plant and equipment to recover $373,500 together with interest at 8% per annum. However, this supplier has counter-claimed against Avani O2 for the sum of $12,435, being the invoiced value of the plant and equipment supplied to Avani O2 plus interest and costs.

The amounts and merits of the claims by both parties are not presently determinable. The amount of the ultimate loss, if any, will be recorded in the period it becomes determinable.

16.	Major Customer

During the year ended December 31, 2004, sales to one Malaysian customer totaled $2,158,961. At December 31, 2004, there was approximately $1,141,000 due from this customer in receivables. There were no sales to this customer recorded in the comparative statements for the year ended December 31, 2003 as Avani O2 was not consolidated.

For the year ended December 31, 2003, sales to the largest customer, Avani O2, were $1,487,664, royalties from Avani O2 totalled $37,706, and $442,392 was included in receivables from Avani O2 as at December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/ Robert Wang	April 14 ,2005
Robert Wang	Date
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Wang	April 14, 2005
Robert Wang	Date
Director

/s/ Dennis Robinson	April 14, 2005
Dennis Robinson	Date
Director

/s/ Jeffery Lightfoot	April 14, 2005
Jeffrey Lightfoot	Date
Director