Form 10QSB
period 2005-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2005-05-23
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2005

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

$.001 par value, as of May 1, 2005 was 14,582,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                     Page No.

       -Consolidated Interim Balance Sheets as of March 31, 2005

        (unaudited) and December 31, 2003 (audited).                  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months Ended

        March 31, 2005 and 2004 (unaudited).                          4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three Months Ended

        March 31, 2005 (unaudited).                                   5

       -Consolidated Interim Statements of Cash Flows

        for the Three Months Ended March 31, 2005

        and 2004 (unaudited).                                         6

       -Notes to Consolidated Interim Financial Statements.           7

Item 2. Management's Discussion and Analysis.                        14

Item 3. Effectiveness of the Registrant’s Disclosure Controls and

        Procedures                                                   19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                           20

Item 2. Unregistered Sales of Securities of Equity Securities

and Use of Proceeds.                                         20

Item 3. Defaults upon Senior Securities.                             20

Item 4. Submission of Matters to Vote of Securityholders.            20

Item 5. Other Information.                                           20

Item 6. Exhibits and Reports on Form 8-K.                            20

Signatures                                                           21

Item 1. Financial Statements.

#

Item 2. Management's Discussion and Analysis.

The Company has significant business relationships with Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company and its affiliate. As described in Note 2 of the consolidated interim financial statements, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, the Company consolidated Avani O2 in the results for the 2004 and 2005 periods.  All material inter-company balances and inter-company transactions have been eliminated. The Company’s prior periodic, quarterly and annual filings, including the Company’s Form 10-KSB for the period ended December 31, 2004 discusses in greater detail the following;

•

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  On February 18, 2000, the Company entered into an joint venture agreement with Avani O2 pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions and exclusions, including a 30% pre-tax net profits interest and 2% gross royalty interest payable to the Company. On April 19, 2004, the agreement was amended by replacing the 30% pre tax net profits interest with a rental fee payable by Avani O2 to the Company equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml or 0.00054RM per ml per bottle commencing January 1, 2003. [3.8 RM equals $1.00 USD].

•

On October 25, 2002, the Company, together with its wholly owned subsidiary, Avani Oxygen Water Corp. entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”). Pursuant to the agreement, the Company agreed to sell all of the assets of its subsidiary consisting of its plant, production equipment, and real estate to Avani O2. The Asset Sale Agreement provides for 24 monthly instalments of $70,620 CDN commencing October 1, 2002 to and continuing to September 1, 2004, with a final payment of $220,686 CDN  on October 1, 2004. Avani O2 did not make its final payment under the Asset Sale Agreement, and the payment date has been extended to November 25, 2004. On December 13, 2004, Avani notified Avani O2 that it has terminated the Asset Sale Agreement, and that all payments made to date by Avani O2 are now considered a non-refundable deposit.

•

Avani O2 is controlled by a significant shareholder of the Company.

Please refer to the filings referenced above for a broader description of the transactions and relationships with Avani O2 and its affiliate.

While all intercompany balances (between the Company and Avani O2) have been eliminated as of March 31, 2005, as of such date, Avani O2 owes the Company (i) $529,510 in respect of the payments due under the joint venture agreement (of which, $453,007 of net rental income has not been recognized as revenue in the Company’s accounting record), (ii) $692,728 in trade payables due for products sold to Avani O2, and (iii) $182,445 (CDN $220,686, at the quarter end rate) due under the Asset Sale Agreement, as described in greater detail in the above descriptions of the intercompany transaction. In connection with the trade payables due the Company, the Company has filed a Garnishing Order Before Judgment against Avani O2 in the Supreme Court of British Columbia (Canada) (See Part II – Item 1. Legal Proceeding”).

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, its two wholly owned subsidiaries (Avani Oxygen Water Corporation and Avani International Marketing Corporation), and Avani O2. As discussed above, Avani O2 is considered to be a VIE and its operations have been consolidated into the operations of the Company commencing in the first quarter of 2004 in accordance with US GAAP. Readers should understand that the consolidated balance sheet indicated herein may not be indicative of the resources available to the Company to settle liabilities and commitments since the net assets of Avani O2 may not be readily available to the Company or are not completely within the control of the Company’s management.  Segmented information by geographic area is included in Note 7 of the consolidated interim financial statements.  Readers should consider the effect of such change in accounting policy and the limitations on balance sheet resources when reviewing the discussion below.

Results of Operations.

Three Months Ended March 31, 2005 compared with Three Months Ended March 31, 2004.

Revenues for the three months ended March 31, 2005 were $388,421 representing an decrease of $291,028 or 42.8% from revenues of $679,449 for the same period in 2004. The decrease is based principally on reduced water sales by Avani O2. The Company believes that the its claims against Avani O2 have negatively impacted the relationship between the two entities, and is the principal reason for the reduction in Avani O2’s water sales for the 2005 period. Revenues for the three-month period in 2005 consisted of $382,313 in water and supply sales (a decrease of 42.1% from $659,858 for the prior period), $6,108 in cooler rentals and equipment sales (a decrease of 68.8% from $19,591 for the same period in prior year). Of the total water revenue for 2005, $71,221 represents product sales other than Avani O2 sales (which compares with $48,744 for the 2004 period), and $311,092 in Avani O2 sales (which compares with $611,114 for the 2004 period).

Cost of revenue which includes depreciation for the three-month period in 2005 totaled $231,810, a decrease of $271,918 or 54% from $503,728 for the same period in 2004. Cost of revenue as a percentage of sales was 59.7% for the 2005 period representing a decrease of 14.4% from 74.1% for the prior period. The decrease in cost of revenue as a percentage of sales for the 2005 period reflects the effect of relatively consistent fixed costs and depreciation in proportion to revenue.  Cost of revenue for the three-month period ended March 31, 2005 consisted of costs of goods sold consisting of $187,198 in bottled water, supplies, coolers, and related equipment, and delivery costs (a decrease of $268,721 or 58.9% from $455,919 for the prior period) and $44,612 in depreciation (a decrease of $3,197 or 6.7% from $47,809 for the same period in prior year). Of the total costs of goods sold for the 2005 period, $29,604 is attributable to the Canadian operations (which contrasts with $1,935 for the 2004 period) and $151,834 is attributable to the Malaysian operations of Avani O2 (which contrasts with $453,984 for the 2004 period). The decrease in costs of revenue is due mainly to lower material and labor costs associated with the reduced production levels. Depreciation for the 2005 period totaled $44,612 contrasted with $47,809 for the 2004 period. The reduction is due to the slightly lower value of property, plant and equipment for the 2005 period. Gross profit for the three-month period ended March 31, 2005 was $156,611, a decrease of $19,110 or 10.1% from gross profit of $175,721 for the same period in 2004.

Operating expenses which includes marketing expenses, and general and administrative expenses for the three-month period ended March 31, 2005 totaled $167,221, a decrease of $124,852 or 42.7% from $292,073 for the same period in 2004. General and administrative costs were $151,464 in 2005, a decrease of 45.3% from $277,191 in the prior period. The decrease is due principally to the lack of stock based compensation recorded during the 2005 period, while such compensation occurred during the 2004 period. Marketing expenses totaled $15,757 for the three-month period in 2005 representing an increase of 5.9% from $14,882 for the prior period. The increase is due to a promotion program in Canada which includes advertising and hiring of a salesperson. Loss from operations for the 2005 period is $22,610 compared to a loss of $116,352 for the comparable period 2004 due to the reasons discussed above.

During the 2005 period, the Company recorded interest on debts payable of $1,631 compared with $1,518 for the 2004 period. The amount in 2003 included mortgage interest of $20,473, which mortgages were paid off by the Company in the third quarter of 2003. Miscellaneous expenses which represents foreign exchange loss and taxes paid by Avani O2 was $(48,721) in 2005 compared with an income of $39,041 in 2004.

As a result of the consolidation of Avani 02, the Company recorded a non-controlling interest adjustment of $(110,254) in the 2005 period contrasted with $(28,935)  for the same period in 2004.

Net loss for the three-month period ended March 31, 2005 was $171,216 compared with a net loss of $107,764 for the prior period. The Company had a foreign currency transaction adjustment of $(30,378) in 2005 compared with $153,682 for the 2004 period. Comprehensive loss for the 2004 period was $201,594 compared with a loss of $45,746 for the same period in 2004. Loss per share was $0.01 in 2005 and $0.01 in 2004.

Liquidity and Capital Resources.

As of March 31, 2005, the Company had working capital of $668,942. Working capital as of December 31, 2004 was $702,917. The decrease in working capital is principally a result of the consolidated loss of the Company.

Property, plant and equipment, net of accumulated depreciation, as of March 31, 2005 totaled $1,301,790, which consists of $1,084,134 in Company  assets located in Canada and $217,656 in Avani O2 assets located in Malaysia. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2004 totaled $1,357,893 which consists of $1,063,125 in Company  assets located in Canada and $294,768 in Avani O2 assets located in Malaysia. The reduction is due to amortization that occurred during the period.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed in the Company's  Form 10-KSB  for  the year ended December 31, 2004, Avani has entered into the Asset Sale Agreement to sell all of its assets related to its water business to Avani O2. However, as mentioned in the Company’s Form 10-KSB for the 2004 period, Avani O2 has failed to make the required payments under the agreement. The Company expects to continue to promote its water products both domestically and internationally until such time as the matters related to the transfer of assets to Avani O2 and future business arrangement have been resolved. If Avani continues its water business for the foreseeable future, it expects to achieve breakeven cash flow from operations from these efforts (excluding any intercompany sales to Avani O2) during the next 12 months. The Company has filed a Garnishing Order Before Judgment against Avani O2 Water Sdn. Bdn. in the Supreme Court of British Colombia, Canada which seeks to garnish $692,728 ($863,950 CDN) in funds of Avani O2 held in HSBC Bank Canada (See Part II Item 1 Legal Proceedings below).

If the Company is unable to collect on its trade receivables from Avani O2, its available cash and cash equivalents and other accounts receivable will be sufficient to fund its ongoing operations for a period of approximately three months. Irrespective of the outcome of its discussions with Avani O2, the Company intends to raise approximately $500,000 in the next three to six months to finance its ongoing bottled water operations or for other operations through the private placement of its capital stock or through debt financing. If the Company is successful in its endeavors, it believes that the money raised together with cash flow from operations (excluding intercompany transactions) will be sufficient to support its operations for a period of 12 months. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their auditors’ report on the consolidated financial statements for the year ended December 31, 2004, the Company’s independent auditors included an explanatory paragraph regarding the Company’s ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the  Company's  Annual  Report on Form 10-KSB for the year ending December 31, 2004).

Cautionary Statements.  Readers  are urged to refer to the section entitled "Cautionary Statements  in the  Company's  Form 10-KSB  for  the year ended December 31, 2004  and elsewhere therein for  a broader  discussion of such risks and uncertainties. These risks include the lack of profitable operations, limited distribution channels, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Critical Accounting Policies

Variable Interest Entities.  Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use, for all purposes, the Company’s technology of producing oxygen enriched bottled water.  Avani O2 is considered a VIE of the Company because, pursuant to the original joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2, and appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  Accordingly, the Company commenced consolidating Avani O2 in 2004.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $1,935,483 (December 31, 2004 - $1,825,229) as at March 31, 2005 and net income of $110,254 (2003 - $28,935) for the three-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

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

As part of the settlement of the loan payables from two lenders, the Company assigned its Net Profits Interest referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest (subsequently amended to become a monthly rental fee) and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.  For the three-month period ended March 31, 2005, all intercompany balances and transactions have been eliminated upon consolidation.

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.  For the three months ended March 31, 2004, compensation expenses of $99,343 was recognized for options granted to non-employees in 2004. During the three months ended March 31, 2004, the Company’s net loss would have been increased by $5,964 resulting in the pro-forma net loss of $205,392.  The pro-forma loss per share equals the loss per share as reported.

Off Balance Sheet Arrangements. As the Company has adopted FIN 46R effective January 2004, there are no off balance sheet arrangements as of March 31, 2005.

New Accounting Pronouncement. There were no new accounting pronouncement that impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

At March 31, 2005, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10 QSB, and(ii) the consolidated, interim financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

On May 3, 2005, Avani International Marketing Corp. (“Avani Marketing”), a subsidiary of Avani International Group, Inc., filed a Garnishing Order Before Judgment and a Writ of Summons and Statement of Claim against Avani O2 Water Sdn. Bdn. in the Supreme Court of British Colombia, Canada. The order is a pre-judgment relief which has garnish $863,950.32 CDN($692,727.89 USD)in funds of Avani O2 held in HSBC Bank Canada. The garnishment order relates to outstanding trade payables due to Avani Marketing from Avani O2. As a result of the garnishment proceeding, the stated funds have been transferred from the Avani O2 account to an account under the control of the court. The funds will remain in the court controlled account throughout the litigation process. As of March 31, 2005, Avani O2 owes the Company the following amounts (all in USD) $76,503 and $453,007 in royalty and net profits (and rentals fees) (which the Company has not recognized as revenue in their accounting record), respectively, under the February 18, 2000 joint venture agreement, and $692,728 in past due payments for products sold to Avani O2.

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

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 23, 2005          /s/Dennis Robinson

                               Dennis Robinson

                               Treasurer and Principal

                               Financial Officer

#