Form 10QSB/A
period 2005-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2005-05-23
CIK 1048701

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

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	March 31	December 31
	2005	2004
Assets	(Unaudited)
Current
Cash and cash equivalents	$405,771	$501,633
Accounts receivable (net of allowance for doubtful accounts
in 2005 - $64,918; 2004 - $66,074) (Note 5)	1,417,588	1,295,478
Inventories	216,588	235,882
Prepaid expenses	99,683	104,612
	2,139,630	2,137,605

Property, plant and equipment	1,301,790	1,357,893
Other assets	30,055	31,317
	$3,471,475	$3,526,815
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$668,306	$610,157
Accrued liabilities	541,850	646,519
Debts payable	82,671	83,195
Unearned revenue and deposits	177,861	94,817
	1,470,688	1,434,688
Obligations payable (Note 3)	285,745	285,745
	1,756,433	1,720,433
Non-controlling Interest	2,027,147	1,916,893
Capital Deficit
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,582,571 (2004 – 14,582,571) common shares	14,583	14,583
Additional paid-in capital	7,693,120	7,693,120
Accumulated deficit	(7,928,307)	(7,757,091)
Accumulated other comprehensive loss
- foreign exchange translation	(91,501)	(61,123)
	(312,105)	(110,511)
	$3,471,475	$3,526,815
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2005	2004
Revenue
Bottled water and supply sales	$382,313	$659,858
Cooler rentals and equipment sales	6,108	19,591
	388,421	679,449
Cost of revenue
Cost of goods sold (excluding depreciation)	187,198	455,919
Depreciation	44,612	47,809
	231,810	503,728
Gross profit	156,611	175,721
Operating expenses
Marketing	15,757	14,882
General and administration	151,464	277,191
	167,221	292,073
Loss from operations	(10,610)	(116,352)
Other income (expenses)
Interest on debts payable	(1,631)	(1,518)
Miscellaneous income (expense)	(48,721)	39,041
	(60,962)	(78,829)
Non-controlling interest (Note 2)	(110,254)	(28,935)
Net loss before cumulative effect of change in accounting policy Cumulative effect of change in accounting policy (Note 2)	(171,216) -	(107,764) (91,664)
Net loss for the period	(171,216)	(199,428)
Foreign currency translation adjustment	(30,378)	153,682
Comprehensive loss for the period	$(201,594)	$(45,746)
Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	14,582,571	14,522,571
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2004	14,522,571	$14,523	$7,606,817	$(6,808,595)	$(123,738)	$689,007
Issuance of common stock on exercise of options	60,000	60	2,940			3,000
				-	-
Stock option compensation			83,363	-	-	83,363
Net loss for the year	-	-	-	(948,496)	-	(948,496)
Foreign exchange translation adjustment	-	-	-	-	62,615	62,615
Balance, December 31, 2004	14,582,571	14,583	7,693,120	(7,757,091)	(61,123)	(110,511)
Net loss for the period	-	-	-	(171,216)	-	(171,216)
Foreign exchange translation adjustment	-	-	-	-	(30,378)	(30,378)
Balance, March 31, 2005	14,582,571	$14,583	$7,693,120	$(7,928,307)	$(91,501)	$(312,105)
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2005	2004
Cash provided by (used in)
Operating activities
Net loss for the year	$(171,216)	$(199,428)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	49,845	51,805
Non-controlling interest	110,254	28,935
Stock option compensation	-	99,343
Cumulative effect of change in accounting policy	-	91,664
(Increase) decrease in assets
Accounts receivable	(122,462)	45,727
Inventories	18,387	665
Prepaid expenses	4,900	(6,582)
Increase (decrease) in liabilities
Accounts payable	64,007	(24,673)
Accrued liabilities	(103,672)	(80,298)
Unearned revenue and deposits	83,579	9,523
	(66,378)	16,681
Investing activities
Purchase of property, plant and equipment	(7,621)	-
Increase (Decrease) in cash during the period	(73,999)	16,681
Effect of foreign exchange on cash	(21,863)	(27,986)
Cash and cash equivalents, beginning of period	501,633	218,268
Cash and cash equivalents, end of period	$405,771	$206,963
Supplemental Information:
Interest paid	$1,631	$1,518
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

The consolidated interim financial statements include the accounts of the Company, its subsidiaries and its related party Avani O2 Water Sdn. Bhd. ("Avani O2"), of which a director is also a significant shareholder of the Company. As described in Note 2, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. Accordingly, Avani O2 was consolidated in the three-month periods ended March 31, 2005 and 2004.  All material inter-company balances and inter-company transactions have been eliminated.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004, in which Avani O2 was consolidated, and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2005 of $7,928,307.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

#

2.

Variable Interest Entity

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

1.

Obligations Payable

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assignment of net profits interest	$285,745	$285,745

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders, along with the assignment of a net profits interests (“Net Profits Interest”) in certain production equipment located in Malaysia in full settlement of a $475,771 loan payable. The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company will record reductions in this account as Net Profits Interests are received by the lenders.  All Net Profits Interest balance and transactions between the Company and Avani O2 were eliminated in the consolidated interim financial statements for the three months ended March 31, 2005 and 2004.

#

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at March 31, 2005 and December 31, 2004, the Company had 22,862,557 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008, and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.06 on or before September 26, 2005 and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002 and were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2004 and March 31, 2005	22,862,557	$0.05

All of the share purchase warrants are exercisable on the grant date and remain outstanding at March 31, 2005 and December 31, 2004.

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

#

4.

Capital Stock - Continued

	Three-month period ended March 31
	2005	2004
Net loss, as reported	$(171,216)	$(199,428)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	(5,964)
Pro-forma net loss	$(171,216)	$(205,392)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.01)	$(0.01)

As there was no stock-based compensation awarded to employees during the period ended March 31, 2005, the pro-forma information for the periods ended March 31, 2005 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

A summary of stock option transactions for the period presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2004 and March 31, 2005	3,490,000	$ 0.21
Exercisable at December 31, 2004 and March 31, 2005	3,490,000	$ 0.21

Stock options outstanding at March 31, 2005 are summarized as follows:

Number	Exercise Price	Expiry Date

2,190,000	$0.30	June 9, 2005
1,300,000	$0.05	June 9, 2006

3,490,000

#

5.

Major Customer and Supplier

During the three-month period ended March 31, 2005, sales to one Malaysian customer totaled $311,471 (2004 - $611,084).  At March 31, 2005, there were $1,204,748 (2004 - $1,178,013) amounts due from this customer in receivables

During the three-month periods ended March 31, 2005 and 2004, the Company purchased approximately 22% and 62% of its materials from one supplier in Canada.  At March 31, 2005 and December 31, 2004, there were $Nil amounts due to that supplier in accounts payable.

6.

Related Party Transactions

During the three-month period ended March 31, 2005, the Company accrued $18,000 as salary (2004 - $18,000) payable to the President of the Company.  In addition, the Company accrued $3,000 (2004 - $3,000) of marketing expenses payable to the President of the Company.

7.

Subsequent Event

Subsequent to March 31, 2005, in connection with a dispute between the Company and Avani O2 over, among other matters, the payment of $951,675 in amounts recognized and owing to the Company (that are eliminated on consolidation), the Company obtained a Garnishing Order against Avani O2 bank account in the amount of $692,728.

While the outcome of this dispute is not presently determinable, management is of the opinion that the Company’s financial position and results of operations will not be adversely affected by the eventual settlement.

#

8.

Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Malaysia, Canada and other countries.  The Company has determined that it operates in one reporting segment. During the three-month periods ended March 31, 2005 and 2004, geographic reporting information is as follows:

	Three-month periods ended March 31
	2005	2004
Revenue
Bottled water and supply sales
Canada and other countries	$71,221	$48,744
Malaysia (via Avani O2)	311,092	611,114
	382,313	659,858
Cooler rentals and equipment sales in
Canada	6,108	19,591
	$388,421	$679,449

Cost of revenue
Cost of goods sold (excluding depreciation)
Canada	$29,604	$1,935
Malaysia (via Avani O2)	157,594	453,984
	187,198	455,919
Depreciation	44,612	47,809
	$231,810	$503,728

Income (loss) from operations
Canada	$(146,617)	$(145,287)
Malaysia (via Avani O2)	110,254	28,935
	(36,363)	(116,352)
Interest on debt payable in Canada	(1,631)	(1,518)
Miscellaneous income in Canada	(22,968)	39,041
	(60,962)	(78,829)
Non-controlling interest	(110,254)	(28,935)
Net loss before cumulative effect of change in
accounting policy	(171,216)	(107,764)
Cumulative effect of change in accounting
policy	-	(91,664)
	$(171,216)	$(199,428)

	March 31	December 31
	2005	2004
Property, plant and equipment	(Unaudited)
Canada	$1,084,134	$1,063,125
Malaysia	217,656	294,768
	$1,301,790	$1,357,893

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