Form 10QSB
period 2005-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2005-08-22
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2005

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

(1). Yes: X  No:

(2). Yes: X  No:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares issued and outstanding of issuer's common stock,

$.001 par value, as of August 19, 2005 was 14,582,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

1

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                     Page No.

       -Consolidated Interim Balance Sheets as of June 30, 2005

        (unaudited) and December 31, 2003 (audited).                  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three and Six Months Ended

        June 30, 2005 and 2004 (unaudited).                           4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Six Months Ended

        June 30, 2005 (unaudited).                                   5

       -Consolidated Interim Statements of Cash Flows

        for the Six Months Ended June 30, 2005

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

2

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	June 30	December 31
	2005	2004
Assets	(Unaudited)
Current
Cash and cash equivalents	$352,783	$501,633
Accounts receivable (net of allowance for doubtful accounts
in 2005 - $1,066; 2004 - $66,074)	231,083	1,295,478
Inventories	207,250	231,842
Prepaid expenses	122,343	104,612
Inventories held for sale (Note 8)	3,229	4,040
	916,688	2,137,605

Property, plant and equipment	1,197,290	1,314,653
Equipment held for sale (Note 8)	44,964	43,240
Other assets	28,375	31,317
	$2,187,317	$3,526,815
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$955,507	$610,157
Accrued liabilities	302,849	646,519
Debts payable	81,606	83,195
Unearned revenue and deposits	12,672	20,774
Liabilities held in connection with sale of assets (Note 8)	72,629	74,043
	1,425,263	1,434,688

Obligations payable (Note 3)	285,745	285,745
	1,711,008	1,720,433
Non-controlling interest (Note 2)	897,959	1,916,893

Capital Deficit
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,582,571 (December 31, 2004 – 14,582,571) common shares	14,583	14,583
Additional paid-in capital	7,693,120	7,693,120
Accumulated deficit	(8,032,091)	(7,757,091)
Accumulated other comprehensive loss
- foreign exchange translation	(97,262)	(61,123)
	(421,650)	(110,511)
	$2,187,317	$3,526,815

The accompanying notes are an integral part of these consolidated interim financial statements. 3

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30		June 30
	2005	2004	2005	2004
	(Note 7)		(Note 7)
Revenue
Bottled water and supply sales	$471,006	$742,513	$853,319	$1,402,371
Cooler rentals and equipment sales	3,218	4,830	9,326	24,421
	474,224	747,343	862,645	1,426,792
Cost of revenue
Cost of goods sold (excluding
depreciation)	244,339	260,144	431,537	716,064
Depreciation	43,754	46,656	88,366	94,465
	288,093	306,800	519,903	810,529
Gross profit	186,131	440,543	342,742	616,263
Operating expenses
Marketing	10,528	23,623	26,285	38,505
General and administration	198,606	123,888	375,822	401,079
Write off of receivable (Note 5)	1,240,811	-	1,240,811	-
Foreign exchange loss (gain)	(31,796)	21,233	(7,202)	(16,916)
	1,418,149	168,744	1,635,716	422,668
Income (loss) from operations	(1,232,018)	271,799	(1,292,974)	193,595
Other income (expenses)
Interest on debts payable	(1,607)	(1,470)	(3,238)	(2,988)
Miscellaneous income	652	1,181	2,278	2,074
	(1,232,973)	271,510	(1,293,934)	192,681
Non-controlling interest	1,129,188	(363,475)	1,018,934	(392,410)
Net loss before cumulative effect of change in accounting policy	(103,785)	(91,965)	(275,000)	(199,729)
Cumulative effect of change in accounting policy (Note 2)	-	-	-	(91,664)
Net loss for the period	(103,785)	(91,965)	(275,000)	(291,393)
Foreign currency translation adjustment	(5,761)	(168,821)	(36,139)	(15,139)
Comprehensive loss for the period	$(109,546)	$(260,786)	$(311,139)	$(306,532)
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding	14,582,5711	14,532,571	14,582,5711	14,527,571
The accompanying notes are an integral part of these consolidated interim financial statements. 4

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Shares		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Capital Deficit)
Balance, January 1, 2004	14,522,571	$14,523	$7,606,817	$(6,808,595)	$(123,738)	$689,007
Issuance of common stock on exercise of options	60,000	60	2,940	-	-	3,000
Stock option compensation	-	-	83,363	-	-	83,363
Net loss for the year	-	-	-	(948,496)	-	(948,496)
Foreign exchange translation adjustment	-	-	-	-	62,615	62,615
Balance, December 31, 2004	14,582,571	14,583	7,693,120	(7,757,091)	(61,123)	(110,511)
Net loss for the period	-	-	-	(275,000)	-	(275,000)
Foreign exchange translation adjustment	-	-	-	-	(36,139)	(36,139)
Balance, June 30, 2005	14,582,571	$14,583	$7,693,120	$(8,032,091)	$(97,262)	$(421,650)
The accompanying notes are an integral part of these consolidated interim financial statements 5

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the six-month periods ended June 30	2005	2004
Cash provided by (used in)
Operating activities
Net loss for the period	$(275,000)	$(291,393)
Adjustments to reconcile net loss for the period to
net cash provided by operating activities
Depreciation	88,366	94,465
Stock option compensation	-	83,363
Non-controlling interest	(1,018,934)	392,410
Write off of receivable	1,240,811	-
Cumulative effect of change in accounting policy	-	91,664
(Increase) decrease in assets
Accounts receivable	(177,022)	60,908
Inventories	23,926	16,457
Prepaid expenses	(17,585)	(10,398)
Increase (decrease) in liabilities
Accounts payable	354,005	55,388
Accrued liabilities	(341,186)	(62,439)
Unearned revenue and deposits	(7,644)	(37,902)
	(130,263)	392,523
Investing activities
Acquisition of property and equipment	(9,317)	-
Financing activities
Advances to related parties	-	(309,536)
Proceeds from share issuances	-	3,000
	-	(306,536)
Increase (decrease) in cash during the period	(139,580)	85,987
Effect of foreign exchange on cash	(9,270)	(66,851)
Cash and cash equivalents, beginning of period	501,633	218,268
Cash and cash equivalents, end of period	$352,783	$237,404
Supplemental Information:
Interest paid	$2,522	$2,988
Taxes paid	$-	$-

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

The consolidated interim financial statements for the six-month period ended June 30, 2005 include the accounts of the Company, its subsidiaries and its related party Avani O2 Water Sdn. Bhd. ("Avani O2"), of which a director is also a significant shareholder of the Company. As described in Note 2, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46R”). Accordingly, Avani O2 was consolidated in the three-month and six-month periods ended June 30, 2005 and 2004.  All material inter-company balances and inter-company transactions have been eliminated. Subsequent to June 30, 2005, upon resolution of various disputes and other matters, the Company anticipates that it will reconsider the VIE status of Avani O2 and its accounts will no longer form part of these consolidated financial statements (Note 2).

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to June 30, 2005 of $8,032,091.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

#

2.

Variable Interest Entity

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use, for all purposes, the Company’s technology of producing oxygen enriched bottled water.  Avani O2 is considered a VIE of the Company because, pursuant to the original joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2 and to appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  Accordingly, the Company commenced consolidating Avani O2 in 2004.  The cumulative effect of the change in accounting policy of $91,664 was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in accumulated deficit.  Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $204,507 (December 31, 2004 - $1,226,433) as at June 30, 2005 and net loss of $1,018,934 (2004 net income - $392,410) for the six-month period then ended (Note 7). These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

During the six-month period ended June 30, 2005, the Company terminated the royalty and net profits agreement with Avani O2.  In addition, in connection with a dispute between the Company and Avani O2 over, among other matters, payment of accounts receivable in amounts recognized and owing to the Company (that are eliminated on consolidation), the Company obtained a Garnishing Order against Avani O2 in the amount of approximately $704,855 (CDN $863,728).  As at June 30, 2005, the dispute has not been resolved.

Upon resolution of the above disputes, the changes in Avani O2’s equity holdings and other matters, management of the Company anticipates that Avani O2, will no longer be considered a VIE (as described under FIN No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”) and the accounts of Avani O2 will no longer form part of these consolidated financial statements.

1.

Obligations Payable

	June 30	December 31
	2005	2004
	(Unaudited)
Assignment of net profits interest	$285,745	$285,745

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders, along with the assignment of a net profits interest (Net Profits Interest) in certain production equipment located in Malaysia in full settlement of a $475,771 loan payable.  The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company will record reductions in this account as Net Profits Interests are received by the lenders.  All Net Profits Interest balances and transactions between the Company and Avani O2 were eliminated in the consolidated interim financial statements for the six months ended June 30, 2005 and 2004.

#

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at June 30, 2005 and December 31, 2004, the Company had 22,862,557 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008, and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002 and were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2004 and June 30, 2005	22,862,557	$0.05

All of the share purchase warrants were exercisable on the grant date and were outstanding at June 30, 2005 and December 31, 2004.

c)

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as indicated below:

	Six-month period ended
	June 30
	2005	2004
Net loss, as reported	$(275,000)	$(291,393)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	(10,927)
Pro-forma net loss	$(275,000)	$(302,320)
Loss per share:
Basic and diluted – as reported	$(0.02)	$(0.02)
Basic and diluted – pro-forma	$(0.02)	$(0.02)

#

4.

Capital Stock - Continued

As there was no stock-based compensation awarded to employees during the six-month period ended June 30, 2005, the pro-forma information for the period ended June 30, 2005 equals the information as reported on the Statement of Operations and Comprehensive Loss.

A summary of stock option transactions for the period presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2004	3,490,000	$ 0.21
Expired	(2,190,000)	$ 0.30
Outstanding at June 30, 2005	1,300,000	$ 0.05
Exercisable at June 30, 2005	1,300,000	$ 0.05
Exercisable at December 31, 2004	3,490,000	$ 0.21

Stock options outstanding at June 30, 2005 are summarized as follows:

Number	Exercise Price	Expiry Date

1,300,000	$0.05	June 9, 2006

5.

Major Customer and Supplier

During the six-month period ended June 30, 2005, sales to one Malaysian customer totaled $644,823 (2004 - $357,149). At June 30, 2005, there were $Nil (December 31, 2004 - $950,610) amounts due from this customer in receivables.  Due to various collection issues with this Malaysian customer, management of the Company has determined it is appropriate to write off all amounts owing from this customer at June 30, 2005 resulting in a charge to operations of $1,240,811 for the six months then ended.

During the six-month periods ended June 30, 2005 and 2004, the Company purchased approximately 72% and 57% of its materials from one supplier.  At June 30, 2005 and December 31, 2004, there were $15,152 and $Nil amounts due to that supplier in accounts payable.

6.

Related Party Transactions

During the six-month period ended June 30, 2005, the Company incurred $36,000 as salary (2004 - $36,000) payable to the President of the Company.  In addition, the Company accrued $6,000 (2004 - $6,000) of marketing expenses payable to the President of the Company.

#

7.

Segmented Information

The Company sells oxygen-enriched, purified bottled water to customers in Malaysia, Canada and other countries.  All operations in Malaysia are conducted through the Company’s VIE, Avani O2.  As described in Note 2, upon resolution of certain matters, management anticipates that Avani O2 will no longer be considered a VIE and its accounts will no longer be consolidated.  The Company has determined that it operates in one reporting segment. During the three-month and six month periods ended June 30, 2005 and 2004, geographic reporting information is as follows:

	Three-month periods ended June 30		Six-month periods ended June 30
	2005	2004	2005	2004
Revenue
Bottled water and supply sales
Canada and other countries	$137,274	$77,692	$208,495	$126,436
Malaysia (via Avani O2)	333,732	664,821	644,824	1,275,935
	471,006	742,513	853,319	1,402,371
Cooler rentals and equipment sales in
Canada	3,218	4,830	9,326	24,421
	$474,224	$747,343	$862,645	$1,426,792

Cost of revenue
Cost of goods sold (excluding depreciation)
Canada	$66,235	$72,660	$95,839	$74,596
Malaysia (via Avani O2)	178,104	187,484	335,698	641,468
	244,339	260,144	431,537	716,064
Depreciation	43,754	46,656	88,366	94,465
	$288,093	$306,800	$519,903	$810,529

Income (loss) from operations
Canada	$(102,830)	$(91,676)	$(274,040)	$(198,815)
Malaysia (via Avani O2)	(1,129,188)	363,475	(1,018,934)	392,410
	(1,232,018)	271,799	(1,292,974)	193,595
Interest on debt payable in Canada	(1,607)	(1,470)	(3,238)	(2,988)
Miscellaneous income in Canada	652	1,181	2,278	2,074
	(1,232,973)	271,510	(1,293,934)	192,681
Non-controlling interest	1,129,188	(363,475)	1,018,934	(392,410)
Net loss before cumulative effect of change in
accounting policy	(103,785)	(91,965)	(275,000)	(199,729)
Cumulative effect of change in accounting
Policy	-	-	-	(91,664)
	$(103,785)	$(91,965)	$(275,000)	$(291,393)

			June 30	December 31
			2005	2004
			(Unaudited)
Property, plant and equipment
Canada			$988,199	$1,019,885
Malaysia			209,091	294,768
			$1,197,290	$1,314,653

8.

Subsequent Event

In June 2005, the Company agreed to sell its rights, title and interest to all the assets of the Company’s 2½ and 5 gallon bottled water business in British Columbia, Canada which included certain of the equipment, business records including customer lists, brochures, and samples for a total of approximately $32,642 (CDN $40,000) and the purchaser’s assumption of certain current liabilities.  The Company maintains the right to sell 2½ and 5 gallon bottled water to other regions in Canada and internationally.  At June 30, 2005, the book value of the assets held for sale was $48,193 (December 31, 2004 - $47,280), which included inventories of $3,229 (December 31, 2004 - $4,040) and equipment (cooler equipment and other fixtures) with a net book value of $44,964 (December 31, 2004 - $43,240).  The purchaser also assumed total liabilities of approximately $72,629 (CDN $89,070) (December 31, 2004 - $74,043), which included bottle deposits, cooler deposits, and unearned revenue.  The agreement was finalized and the assets transferred on July 15, 2005 after completion and removal of various subjects by the purchaser.

9.

New Accounting Pronouncement

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  Management is assessing the effect on the consolidated financial statements as a result of the implementation of this new standard.

#

Item 2. Management's Discussion and Analysis.

The Company has significant business relationships with Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company and its affiliate. As described in Note 2 of the consolidated interim financial statements, the Company is the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46R”). Accordingly, the Company consolidated Avani O2 in the results for the 2004 and 2005 periods.  All material inter-company balances and inter-company transactions have been eliminated. The Company’s prior periodic, quarterly and annual filings, including the Company’s Form 10-KSB for the period ended December 31, 2004 discusses in greater detail the following;

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

While all intercompany balances (between the Company and Avani O2) have been eliminated as of June 30, 2005, as of such date, Avani O2 owes the Company (i) $524,111 in respect of the payments due under the joint venture agreement (of which, $446,724 of net rental income has not been recognized as revenue in the Company’s accounting record), and (ii) $612,341 in trade payables due for products sold to Avani O2. In connection with the trade payables due the Company, the Company has filed a Garnishing Order Before Judgment against Avani O2 in the Supreme Court of British Columbia (Canada) (See Part II – Item 1. Legal Proceeding”).

Upon resolution of the above disputes, and other matters, management of the Company anticipates that Avani O2, will no longer be considered a VIE (as described under FIN No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”) and the accounts of Avani O2 will no longer form part of these consolidated financial statements.

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

On July 15, 2005, the Company sold to an unaffiliated third party, certain assets and liabilities of its wholly owned subsidiary, Avani Oxygen Water Corporation, relating to its business of providing local delivery of 5 gallon bottles and renting water coolers. The assets included the Company’s active customer accounts, three vehicles, and related inventory and equipment. The purchaser paid the Company the sum of approximately $32,642 ($40,000 CDN), and assumed the payment of approximately $72,629 ($89,070 CDN) in prepaid water cooler and bottle deposits. The Company also agreed not to compete in any business in British Columbia (Canada) involving the production and sale of 2.5 and 5 gallon water bottles. The Company has no other affiliation or business dealings with the purchaser or its affiliates.

Results of Operations.

Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004.

Revenues for the six months ended June 30, 2005 were $862,645 representing a decrease of $564,147 or 39.5% from revenues of $1,426,792 for the same period in 2004. The decrease is based principally on reduced water sales by Avani O2. The Company believes that its claims against Avani O2 have negatively impacted the relationship between the two entities, and is the principal reason for the reduction in Avani O2’s water sales for the 2005 period. Revenues for the six-month period in 2005 consisted of $853,319 in water and supply sales (a decrease of 39.2% from $1,402,371 for the prior period), $9,326 in cooler rentals and equipment sales (a decrease of 61.8% from $24,421 for the same period in the prior year). Of the total water revenue for the 2005 period, $208,495 represents product sales other than Avani O2 sales (which compares with $126,436 for the 2004 period), and $644,824 in Avani O2 sales (which compares with $1,275,935 for the 2004 period). As stated below, as of June 30, 2005, the Company (Avani O2) wrote off all of its receivables from its major Malaysian customer including $644,824 in revenues which were recorded for the six month period in 2005.

Cost of revenue which includes depreciation for the six-month period in 2005 totaled $519,903, a decrease of $290,626 or 35.9% from $810,529 for the same period in 2004. Cost of revenue as a percentage of sales was 60.3% for the 2005 period representing an increase of 3.5% from 56.8% for the prior period. The increase in cost of revenue as a percentage of sales for the 2005 period reflects the effect of relatively consistent fixed costs and depreciation in proportion to lower revenue.  Cost of revenue for the six-month period ended June 30, 2005 consisted of costs of goods sold consisting of $431,537 in bottled water, supplies, coolers, and related equipment, and delivery costs (a decrease of $284,527 or 39.7% from $716,064 for the prior period) and $88,366 in depreciation (a decrease of $6,099 or 6.5% from $94,465 for the same period in prior year). Of the total costs of goods sold for the 2005 period, $95,839 is attributable to the Canadian operations (which contrasts with $74,596 for the 2004 period) and $335,698 is attributable to the Malaysian operations of Avani O2 (which contrasts with $641,468 for the 2004 period). The decrease in costs of revenue is due mainly to lower material and labor costs associated with the reduced production levels. Gross profit for the six-month period ended June 30, 2005 was $342,742, a decrease of $273,521 or 44.4% from gross profit of $616,263 for the same period in 2004.

Operating expenses which includes marketing expenses, general and administrative expenses, write off of receivable, and foreign exchange loss (gain) for the six-month period ended June 30, 2005 totaled $1,635,716, an increase of $1,213,048 or 287% from $422,668 for the same period in 2004. Marketing expenses totaled $26,285 for the six-month period in 2005 representing a decrease of 31.7% from $38,505 for the prior period. The decrease is due to less international marketing activities and expenses. General and administrative costs were $375,822 in 2005, a decrease of 6.3% from $401,079 in the prior period. The decrease is due principally to the lack of stock based compensation recorded during the 2005 period, while such compensation occurred during the 2004 period. As of June 30, 2005, the Company (Avani O2) wrote off $1,240,811 in receivables from Avani O2’s major customer in Malaysia due to various collection issues. No write off occurred in 2004. Foreign exchange loss was $7,202 in 2005 compared with $16,916 in 2004. The difference results from less fluctuation in foreign exchange rate. Loss from operations for the 2005 period is $1,292,974 compared to income of $193,595 for the comparable period 2004 due to the reasons discussed above.

During the 2005 period, the Company recorded interest on debts payable of $3,238 compared with $2,988 for the 2004 period. Miscellaneous income was $2,278 for the 2005 period compared with $2,074 for the comparable period in 2004. As a result of the consolidation of Avani 02, the Company recorded a non-controlling interest adjustment of $1,018,934 in the 2005 period contrasted with $(392,410) for the same period in 2004.

Net losses before cumulative effect of change in accounting policy for the six-month periods ended June 30, 2005 and 2004, were $275,000 and $103,785, respectively. The Company had a loss during the six month period in 2004 of $91,664 ($Nil in the same period for 2005) due to the cumulative change in accounting policy. The Company also had a foreign currency transaction adjustment of $(36,139) in 2005 compared with $(15,139) for the 2004 period. Comprehensive loss for the 2005 period was $311,139 compared with a loss of $306,532 for the same period in 2004. Loss per share was $0.02 in 2005 and $0.02 in 2004.

Liquidity and Capital Resources.

As of June 30, 2005, the Company had working capital deficit of $508,575. Working capital as of December 31, 2004 was $702,917. The decrease in working capital is principally a result of the write-off $1,240,811 in receivables as discussed above.

Property, plant and equipment, net of accumulated depreciation, as of June 30, 2005 totaled $1,197,290, which consists of $988,199 in Company assets located in Canada and $209,091 in Avani O2 assets located in Malaysia. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2004 totaled $1,314,653 which consists of $1,019,885 in Company assets located in Canada and $294,768 in Avani O2 assets located in Malaysia. The reduction is due to amortization that occurred during the period. Equipment held for sale which reflects the Company’s sale in July 2005 of its 2 1/2 and 5 gallon water delivery business was $44,964 as of June 30, 2005 and $43,240 for the December 31, 2004 year end.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed in the Company's Form 10-KSB for the year ended December 31, 2004, Avani has entered into the Asset Sale Agreement to sell all of its assets related to its water business to Avani O2. However, as mentioned in the Company’s Form 10-KSB for the period ended December 31, 2004 (“2004 Form 10-KSB”), Avani O2 has failed to make the required payments under the agreement. The Company expects to continue to promote its water products both domestically and internationally If Avani continues its water business for the foreseeable future, it expects to achieve breakeven cash flow from operations from these efforts (excluding any intercompany sales to Avani O2) during the next 12 months. The Company has filed a Garnishing Order Before Judgment against Avani O2 Water Sdn. Bdn. in the Supreme Court of British Colombia, Canada which seeks to garnish $692,728 ($863,950 CDN) in funds of Avani O2 held in HSBC Bank Canada (See Part II Item 1 Legal Proceedings below). We have sent the amended writ of summon and amended statement of claim filed 15 June 2005 to Avani O2 whom received on June 30, 2005.  The revised balance due is $704,855 ($863,728 CDN) plus material charges of $81,879 ($100,334 CDN).  The total claim is in the sum of $800,581 ($981,031 CDN).  Since Avani O2 has not filed defense statement to the Supreme Court in British Columbia before forty two days from the date of receipt of Amended Writ of Summon and Amended Statement of Claim, the Company is going to proceed the claim to obtain the judgment from the Court.

If the Company is unable to collect on its trade receivables from Avani O2, its available cash and cash equivalents and other accounts receivable will be sufficient to fund its ongoing operations for a period of approximately two months.  Irrespective of the outcome of its discussions with Avani O2, the Company intends to raise approximately $500,000 in the next three to six months to finance its ongoing bottled water operations or for other operations through the private placement of its capital stock or through debt financing. If the Company is successful in its endeavors, it believes that the money raised together with cash flow from operations (excluding intercompany transactions) will be sufficient to support its operations for a period of 12 months. The private placement of its capital stock will result in significant dilution to shareholders (See disclosure relating to cautionary statements in the 2004 Form 10-KSB). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to substantial doubt over the ability of the Company to continue as a going concern. In their auditors’ report on the consolidated financial statements for the year ended December 31, 2004, the Company’s independent auditors included an explanatory paragraph regarding the substantial doubt over the Company’s ability to continue as going concern. In addition, any future financings will result in significant dilution to existing shareholders (see disclosure relating to cautionary statements in the 2004 Form 10-KSB).

Concurrent with its efforts to raise funds for operations, the Company also is seeking other business opportunities, to acquire through a merger or share exchange or to enter into a joint venture. The Company cannot predict whether it will be successful in its efforts. If the Company acquires a business opportunity, or enters into a joint venture, it likely will involve significant dilution to shareholders.

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

During the six-month period ended June 30, 2005, the Company terminated the royalty and net profits agreement with Avani O2.  In addition, in connection with a dispute between the Company and Avani O2 over, among other matters, payment of accounts receivable in amounts recognized and owing to the Company (that are eliminated on consolidation), the Company obtained a Garnishing order against Avani O2 in the amount of approximately $704,855 ($863,728 CDN).  As at June 30, 2005, the dispute has not been resolved.

Upon resolution of the above disputes, the changes in Avani O2’s equity holdings and other matters, management of the Company anticipates that Avani O2, will no longer be considered a VIE (as described under FIN No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”) and the accounts of Avani O2 will no longer form part of these consolidated financial statements.

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

As part of the settlement of the loan payables from two lenders, the Company assigned its Net Profits Interest referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest (subsequently amended to become a monthly rental fee) and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.  For the six-month period ended June 30, 2005, all intercompany balances and transactions have been eliminated upon consolidation.

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

Off Balance Sheet Arrangements. As the Company has adopted FIN 46R effective January 2004, there are no off balance sheet arrangements as of June 30, 2005.

New Accounting Pronouncement.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  Management is assessing the effect on the consolidated financial statements as a result of the implementation of this new standard.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the Company’s most recent quarter.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

On May 3, 2005, Avani International Marketing Corp. (“Avani Marketing”), a subsidiary of Avani International Group, Inc., filed a Garnishing Order Before Judgment and a Writ of Summons and Statement of Claim against Avani O2 Water Sdn. Bdn. in the Supreme Court of British Colombia, Canada. The order is a pre-judgment relief which has garnish approximately $704,855 ($863,728 CDN) in funds of Avani O2 held in HSBC Bank Canada. The garnishment order relates to outstanding trade payables due to Avani Marketing from Avani O2. As a result of the garnishment proceeding, the stated funds have been transferred from the Avani O2 account to an account under the control of the court. The funds will remain in the court controlled account throughout the litigation process. The Company has sent the Amended Writ of Summon and Amended Statement of Claim to Avani O2 which has received it on June 30, 2005.  Avani O2 has not filed any statement of defense to the Supreme Court in British Columbia.  The Company instructed the lawyer to file to the Court to release the garnished amount sand the ruling for the demand of balance payment from Avani O2.  As of June 30, 2005, Avani O2 owes the Company the following amounts (all in USD) $524,111 in royalty and net profits (and rentals fees) under the February 18, 2000 joint venture agreement, and $612,341 in past due payments for products sold to Avani O2.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: August 22 , 2005          /s/Dennis Robinson

                               Dennis Robinson

                               Treasurer and Principal

                               Financial Officer

#