Form 10KSB
period 2005-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2006-04-12
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2005

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

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $307,194.

As of April 1, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $385,140. This calculation is based upon the average of the bid price of $0.04 and asked price of $0.07 of the common stock on April 1, 2006.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of April 1, 2006 was 14,582,571.

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

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

General.

Avani was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. As of December 31, 2005, it has two wholly owned subsidiaries; Avani Oxygen Water Corporation (formerly Avani Water Corporation), and Avani International Marketing Corporation.

Avani Oxygen Water Corporation was organized under the laws of the Province of British Columbia (Canada) on December 8, 1995. Avani International Marketing Corp. was incorporated under the laws of the Province of British Columbia on September 22, 1999.

The consolidated audited financial statements for the fiscal year period ended December 31, 2004 includes the results of Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company. During the 2004 period, Avani O2 was variable interest entity (“VIE”) as defined in Financial Accounting Standards Board Interpretation No. 46R with the Company being its primary beneficiary. Accordingly, the Company consolidated Avani O2 in the audited results for the 2004 period.  All material inter-company balances and inter-company transactions between the two companies were eliminated for the 2004 period. Avani O2 ceased being a VIE of the Company during the 2005 period, and the consolidated audited financial statements for the fiscal year period ended December 31, 2005 includes the results of the Company and its wholly owned subsidiaries and excludes the results of Avani O2.

Unless the context indicates otherwise, (i) all references to Avani or the Company herein include Avani International Group Inc. and its wholly-owned subsidiaries to the exclusion of Avani O2 and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be indicated as "CDN.”

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

Avani has sold its product in the greater Vancouver metropolitan area and internationally, from time to time, mainly to the United States, Malaysia and Japan. The Company has provided home and business delivery of 2.5 and 5 gallon bottles in the Vancouver metropolitan area and, to a limited extent, sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. The Company's sales nationally and internationally, except in Malaysia, have been limited. During 2004, substantially all of the Company’s distribution was made to Avani O2.  As previously disclosed by the Company and as stated in greater detail below, during late 2004 and in 2005, the Company terminated its business relationships with Avani O2. On July 15, 2005, the Company sold to an unaffiliated third party, certain assets relating to its business of delivering 5 and 2.5 gallon bottles and renting water coolers in the Vancouver area. The assets included the Company’s active customer accounts, three vehicles, and related inventory and equipment. The purchaser paid the Company the sum of $40,000 CDN, and assumed the payment of $89,070 CDN in prepaid water cooler and bottle deposits. The Company also agreed not to compete in any business in British Columbia (Canada) involving the production and sale of 2.5 and 5 gallon water bottles.

Prior Agreements with Avani O2.

The Company previously had entered two significant agreements with Avani O2 which are described below.

*

Joint Venture Agreement. On February 18, 2000, Avani and Avani O2 entered into a joint venture agreement, which was later amended on January 15, 2002, January 23, 2003, and April 19, 2004, respectively. The agreement, among other terms, granted Avani O2 licensing rights to establish a bottling facility in Malaysia. Under the agreement,  Avani O2 has the right of first refusal to produce and sell the Company’s proprietary water product on a worldwide basis, except for Canada. Avani contributed bottling equipment relating to its proprietary technology to the Malaysian bottling facility. In exchange, the Company received a 2% royalty from all licensed products and initially a 30% before tax profits interest generated by the bottling equipment. Under the April 2004 amendment, the 30% pre tax net profits interest was replaced with a rental fee payable by Avani O2 to Avani equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml bottle produced (or 0.00054RM per ml) retroactive to January 1, 2003. Each 3.8 RM equals $1.00 USD. As of December 31, 2005, Avani O2 owes Avani $591,283 in respect of the royalty and net profits (now rental) payments due to Avani under the agreement. On July 1, 2005, the Company terminated the joint venture agreement with Avani O2, along with all licensing rights granted to Avani O2.

*

Asset Sale Agreement. On October 25, 2002, Avani, together with its wholly owned subsidiary, Avani Oxygen Water Corporation entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”). Pursuant to the Asset Sale Agreement, Avani agreed to sell certain the assets of its subsidiary consisting of its real estate, located in Coquitlam, British Columbia, and plant and equipment to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN), subject to other terms and conditions. The total purchase price was payable in 24 monthly instalments of $70,620.00 CDN commencing October 1, 2002 to and continuing on the first date of each month ending September 1, 2004; with a final payment of $220,686.00 CDN due on October 1, 2004. Interest accrued on the unpaid balance at the rate of 8% per annum calculated annually. Accrued and unpaid interest also was due and payable on October 1, 2004. Avani O2 made 24 monthly installments totaling of $1,584,000 CDN (or approximately $1,317,804 USD). However, on October 1, 2004, it failed to make the final payment, with accrued interest, totaling $220,686 CDN (or approximately $183,599 USD) under the Asset Sale Agreement. On December 13, 2004, Avani notified Avani O2 that it has terminated the Asset Sale Agreement, and that all payments were non-refundable under the terms of the Asset Sale Agreement.

Mr. Chin Yen Ong, who is the nephew of the Company’s President, was the largest shareholder of Avani 02 prior to July 1, 2005 when he divested the entirety of his Avani O2 stock. He remains a controlling shareholder of the Company.

As of December 31, 2005, Avani O2 owes the Company $77,386 plus interest of $10,255, and  $446,724 plus interest of $56,918 royalty and net profits (and rentals fees), respectively, under the February 18, 2000 joint venture agreement, and $412,338 plus interest of $112,626 in past due payments for products sold to Avani O2.

In connection with the trade payables due to the Company, the Company filed a Garnishing Order Before Judgment against Avani O2 in the Supreme Court of British Columbia (Canada) and garnished $227,356 CDN of funds held by Avani O2 in a Canadian bank. On September 21, 2005, the court granted a default judgment in favor of the Company against Avani O2 for the total sum of $1,108,596 CDN. The amount includes $800,581 ($981,031 CDN) in amounts past due plus $105,733 ($127,565 CND .On October 25, 2005, the Court transferred to the Company the amount of $227,356.73 CDN which was previously garnished by the Company.

The parties continue to discuss a settlement of the outstanding amounts due the Company. However, the outcome of these discussions can not be predicted.

During fiscal 2005, the Company’s operations were adversely impacted by the loss of Avani O2’s business coupled with Avani 02’s non payment of trade payables and amounts due under the joint venture agreement.  A significant amount of time was devoted by management during fiscal 2005 towards attempting to negotiate and remedy the outstanding payables with Avani O2 without success. This management effort detracted from the Company’s ability to develop other international sales channels during the 2005 period.  As a result of its business dealings with the Malaysian based Avani O2, the Company believes that Malaysia represents a strategic market for its oxygenated water product. Accordingly, during the end of fiscal 2005, the Company determined to wind down its operations in Canada, and re-locate of its operations in Malaysia. As previously disclosed, on March 1, 2006, the Company entered into an agreement to sell its Canadian real estate.

As stated above, on March 1, 2006, the Company entered into an agreement with an independent third party to purchase  the Company’s real estate located in Coquitlam, British Columbia. The real estate consists of approximately 14,000 square feet and is comprised of seven separate buildings. The purchase price is $1,226,000.00 CDN ($1,078,390USD), of which $100,000 CDN ($86,300USD) has been paid as a non-refundable deposit. On March 15, 2006, the conditions precedent to the transaction were complied with to the satisfaction of the purchaser. The balance of the purchase price is due and payable at closing. The closing date is May 31, 2006. The Company’s real estate which is being sold has served as the Company’s principal business office and has housed the Company’s manufacturing operations.

If the Company is successful in selling its real estate, the Company intends to transport its proprietary oxygen enrichment equipment to Malaysia during the second or third quarter of 2006, and will attempt to re-establish its manufacturing operations. As of the date of this filing, the Company has not completed a plan of operations for the ensuing 12 month period, which would include a cost analysis of the funds required to re-establish its business in Malaysia. Following the sale of its real estate, and after paying off outstanding liabilities, it is likely that the Company will be required to raise additional funds in order to re-commence operations in Malaysia.  The Company expects to complete this plan during the first or second quarter of 2006, and will include the specifics of the plan in the applicable Form 10-QSB. At this time, the Company has not entered into any binding arrangements regarding its intended Malaysian re-location. Product sales during the first quarter of 2006 have been limited. Moreover, the Company does not expect any meaningful sales from its Canadian facility in the future.

In addition to relocating its operations to Malaysia, the Company intends to aggressively explore other business opportunities for purposes of effecting a business acquisition or combination. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  It also may purchase stock or assets of an existing business.  If a transaction is consumated, it is possible that the present management and shareholders of the Company will not be in control. .  If a transaction is consumated, it also is possible that the Company may be required to sell or spin-off its water business. Substantial dilution may result to existing shareholders upon consumation of such a business combination.

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

Product and Product Features.

In the past, the Company has manufactured and sells its purified, oxygen enriched water in 500 ml and 1.5 liter PET bottles and 2.5 and 5 gallon bottles under the trade name "Avani Water".

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

During fiscal years ending December 31, 2005 and December 31, 2004, the Company had no research and development costs.

Manufacturing Process.

The Company purchases its water from the local municipality which is piped to a holding tank located on premises. From the holding tank, the water flows through the bottling process at constant pressure. The water initially passes through a 10 micron filter to remove the larger solids and then passes through a series of finer media filters to remove solids greater than 2 microns in size including inorganic metals such as iron, copper and lead. The water then passes through ozonation and carbon filtration processes. Ozonation is the strongest disinfectant and oxidizing agent available for water treatment and is a standard disinfectant for bottled water processing. Activated carbon filtration removes organic compounds such as pesticides and herbicides and associated tastes and odors. The water next passes through a seven membrane reverse osmosis process which removes particles greater than 0.001 micron. The water is demagnetized to remove remaining metals and is exposed to ultraviolet light for aseptic purposes. The water is then placed in a storage tank where high volumes of oxygen (O2) is injected into the purified water under pressure creating an oxygen enriched water product. Following the oxygen enrichment process, the water is piped to the "clean room." The "clean room" is a completely enclosed room with an over-balanced ventilation system which feeds filtered, sterile air to the room. There, the water product is automatically bottled in pre-rinsed bottles, capped and labeled. The bottles are directed to a case packer which automatically loads the bottles into shipping cases for distribution.

For quality assurance purposes, the Company tests its product every two hours at various points in the bottling process, including its finished products.

The Company purchased the plant equipment in Canada in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the production of the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 2005, the plant is operating at 30% capacity using one 40 hour shift. An additional 40 hour shift can be added to increase production capacity.

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

Sales and Distribution.

The Company’s products have been sold in the greater Vancouver metropolitan area and internationally, from time to time, mainly in the United States, Malaysia, and Japan. During 2004, substantially all of the Company’s international sales were made through Avani O2 in Malaysia, and to a lesser extent through independent distributors located in Japan and Singapore. During 2005, no product sales were made to Avani O2. Substantially all of the Company sales during 2005, albeit limited,  were to the United States and Canada.

During 2004 and part of fiscal 2005, the Company provided delivery of  2.5 and 5 gallon bottles in the Vancouver metropolitan area to business and residential customers, and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. During 2004, revenues from its 2.5 and 5 gallon bottles accounted for $203,192 or approximately 25% of total water sales. During 2005, revenues from this segment accounted for $123,124 or approximately 40% of total water sales. As previously disclosed, on July 15, 2005, the Company sold to an unaffiliated third party its local business of delivering 2.5 and 5 gallon bottles and renting water coolers.

As of the date of this report, the Company has not formulated a sales development plan for 2006. The sales development plan will be incorporated in the Company’s plan of operations which, as described above, is expected to be completed during the first or second quarter of 2006 and will be incorporated in the applicable Form 10-QSB.

During January 2001, Avani contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote its products to the Asian market. In exchange, the Company agreed to pay Mr. Ong the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed to Mr. Ong was cancelled in exchange for issuing 4,160,000 shares of common stock of Avani and stock purchase warrants to acquire 12,480,000 shares of common stock of Avani. Mr. Ong was a controlling shareholder of Avani O2 until July 1, 2005 when he divested himself of his entire equity position in Avani O2. As of December 31, 2005, Mr. Ong is a controlling stockholder of the Company. Mr. Ong is the nephew of the Company’s President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2005, the total outstanding consulting fee payable to Mr. Ong is $275,150 ($320,000 CDN).

Backlog.

The Company had no backlog for the year ended December 31 2005.  There is no seasonal impact on the Company's worldwide sales.

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

Employees.

As of December 31, 2005, Avani has 7 employees in total, of which 5 are full time including the Company’s President. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

Avani maintains its main production facilities and its corporate headquarters at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. The total facilities of the Company comprise 14,000 square feet, of which 11,200 square feet is dedicated to the production and storage facilities and the remainder is dedicated to its administrative offices.

As discussed elsewhere herein, Avani, together with its wholly owned subsidiary, Avani Oxygen Water Corporation, entered into the Asset Sale Agreement with Avani O2, pursuant to which Avani agreed to sell to Avani O2 its subsidiary’s certain assets, which includes its real estate. On December 13, 2004, Avani notified Avani O2 that it terminated the Asset Sale Agreement and both parties have entered into discussions to resolve the matter.

On March 1, 2006, the Company entered into an agreement with an independent third party to purchase  the Company’s real estate located in Coquitlam, British Columbia. The real estate consists of approximately 14,000 square feet and is comprised of seven separate buildings. The purchase price is $1,226,000.00 CDN ($1,078,390USD), of which $100,000 CDN ($86,300USD) has been paid as a non-refundable deposit. On March 15, 2006, the conditions precedent to the transaction were complied with to the satisfaction of the purchaser. The balance of the purchase price is due and payable at closing. The closing date is May 31, 2006

Item 3. Legal Proceedings.

None

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

     2004

 Low Bid

High Bid

1st Quarter

    0.05

    0.75

2nd Quarter

    0.21

    0.75

3rd Quarter

    0.11

    0.34

4th Quarter

    0.07

    0.20

     2005

 Low Bid

High Bid

1st Quarter

    0.05

    0.07

2nd Quarter

    0.05

    0.08

3rd Quarter

    0.05

    0.05

4th Quarter

    0.05

    0.06

     2006

 Low Bid

High Bid

1st Quarter

    0.05

    0.06

As of April __, 2006, we had __ shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

The Company’s Equity Compensation Plan Information  as of December 31, 2005 is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	1,000,000	$0.05	1,000,000
Total	1,000,000	$0.05	1,000,000

(1). On June 10, 2003, stock options with rights to acquire a total of 1,300,000 shares of common stock of the Company were granted to three individuals who are employees or consultants of the Company. Of the total amount, 300,000 were cancelled during 2005. The total amount vested on the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the option term. The option term The options expire on the earlier of; three years from the grant date, the date the employee or consultant’s relationship with Avani is terminated for “cause,” 30 days after the date the employee or consultant’s relationship with Avani is terminated for reasons other than “cause,” immediately upon receipt of written notice from Avani terminating any unvested Options and unexercised Options, or the death or disability of the party. (See “Item 12 Certain Relationships and Related Transactions”).

The Company had no recent sales of unregistered securities not previously reported. In addition, during fiscal 2005, the Company made no purchases of equity securities meeting the requirements of Item 7.03 of Regulation S-B.

Item 6. Management's Discussion and Analysis.

As discussed elsewhere herein, the Company has had significant business relationships with Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company. In addition, Avani O2 was formerly controlled by a significant shareholder of the Company.

As described in the Notes of the Company’s consolidated audited financial statements included herein, the Company was the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R for the fiscal period ended December 31, 2004. Accordingly, the Company consolidated Avani O2 in the results for the 2004 period.  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of December 31, 2005 include the accounts of the Company and its subsidiaries only.

During 2005, due to the Company’s termination of the joint venture and asset sale agreements between the parties and the divestiture of the his ownership in Avani O2 by the Company’s largest shareholder, the Company no longer considers Avani O2 to be a VIE of the Company. Consequently, the results of operations and the financial position of the consolidated accounts of the Company for fiscal 2005 includes the Company and only its two wholly owned subsidiaries; Avani Oxygen Water Corporation, and Avani International Marketing Corporation.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, and its two wholly owned subsidiaries for the period ended December 31, 2005. As discussed above, Avani O2 was considered to be a VIE for the 2004 period and its operations have been consolidated into the operations of the Company commencing in the first quarter of 2004 in accordance with US GAAP. The cumulative effect of the accounting change has been recorded in the Statement of Operations and Comprehensive Loss for the period ended December 31, 2004. Accordingly, decrease in expenses between the year end periods  of December 31, 2005 and 2004 are principally due to the consolidation of Avani O2 in the 2004 period. Segmented information by geographic area is included in Note 13 of the consolidated audited financial statements.  Readers should consider the effect of such change in accounting policy and the limitations on balance sheet resources when reviewing the discussion below.

The 2004 results from operations were not restated to remove the results of Avani O2. Therefore, due to the fact that the results of 2004 includes the operations of Avani O2, the year to year comparisons set forth below will not be representative of the actual changes in the Company’s operations for such periods.

Results of Operations.

Fiscal year end 2005 compared with Fiscal year end 2004.

Revenues for fiscal year ended December 31, 2005 were $307,194 representing a decrease of $2,180,480 or 87.7% from revenues of $2,487,674 for the comparable period in 2004. The Company’s revenues in 2005 consisted of $295,668 in water and supply sales (a decrease of $2,026,831 or 87.3% from $2,322,499 for the prior period), and $11,526 in cooler rentals and equipment sales (a decrease of $154,189 or 93 from $165,175 for the prior period). During 2005, all of its total water sales were national sales contrasted with 2,012,333 or 87% of total water sales which were international sales in 2003. The significant decrease in revenues reflects the deterioration and ultimately the termination of the business relationship with Avani O2, as well as the de-consolidation of Avani O2 as a VIE, all of which occurred during the 2005 period.

Cost of revenue for the 2005 period totaled $349,948 or 114% of total revenue contrasted with $1,667,125 or 67% of total revenue for the 2004 period. Cost of revenue in 2005 consisted of $194,396 in direct materials (bottled water, supplies, coolers and related equipment), labor, production overhead, and delivery costs (a decrease of $1,254,569 or 86.6% from $1,448,965 for the prior period) and $155,552 in depreciation (a decrease of $62,608 or 28.7% from $218,160 for the prior period). The decrease in cost of revenue as a percentage of sales for the 2005 period reflects the impact  of fixed costs on significantly reduced revenues. Gross profit for the 2005 period was ($42,754) for the 2005 period contrasted with $820,549 for the prior 2004 period for the reasons discussed above.

Operating expenses which include marketing expenses and general and administrative expenses for the 2005 period totaled $587,729 representing a decrease of $408,613 or 41% from $926,071 for the prior period. Marketing expenses totaled $64,033 for the 2005 period, representing a decrease of $51,293 or 44.5% from $115,326 for the prior period. The decrease in marketing expenses reflects the result of the Company’s decision to reduce overall international marketing efforts. General and administrative expenses totaled $580,860 for the 2005 period, representing a decrease of $229,885 or 28.3% from $810,745 for the 2004 period. (is it 2004 not 2003) General and administrative costs in 2004 includes salaries to officers and employees and other office expenses of Avani O2, which amounts are not reflected in the 2005 amounts. No research and development costs were incurred in 2005 or 2004. During 2005, the Company has a gain on the sale of assets in the amount of $109,024 from the sale of its water delivery business in Vancouver. In 2004, the Company had a loss on the sale of assets in the amount of $90,805 due to the sale of certain machinery. The Company experienced a foreign exchange gain of $51,860 in 2005 compared with $0 in 2004.

Interest expense on outstanding loans totaled $6,942 for the 2004 period, representing a decrease of $339 or 4.9% from $6,942 for the prior period. Loss from the discontinued operations in 2005 which consists of  a write off of outstanding payables due from Avani O2 and equipment held by Avani O2 was $710,591. Miscellaneous income which represents unclaimed customer security deposits of $51,573 for the 2005 period representing a decrease of $2,857 from $54,611 for the prior year.

Non-controlling interest of ($598,796), which represents the net profit from Avani O2’s operations and is deducted from the consolidated results to determine the net loss (prior to change in accounting policy) of $856,832 for the 2004 period. No such adjustment was made in 2005 as the results of operations of the Company were not consolidated with Avani O2. Cumulative effect of change in accounting policy of ($91,664) for 2004 reflects the non-controlling interest of Avani O2 as at January 1, 2003, the adoption of FIN 46R.

Net loss before extra-ordinary income was $1,295,923 for the 2005 fiscal period compared with $948,496 for the 2004 period for the reasons discussed above.

In 2005, the Company recorded an extra-ordinary gain of $1,361,995 relating to the payments received from Avani O2 under the Asset Sale Agreement which were forfeited by Avani O2 under the terms of the agreement.  Net gain for the 2005 period was $66,072 compared with a net loss of ($948,496) for the 2004 period. Foreign currency adjustment in 2005 was $12,272 contrasted with $62,615 in 2004. Comprehensive gain loss for the 2005 period was $78,344 or $0.01 per share for the 2005 period contrasted with ($885,881) or ($0.07) per share.

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

Working capital as of December 31, 2005 was ($689,792) compared with working capital as of December 31, 2004 of $702,917. The decrease in working capital for 2005 reflects the de-consolidation of the accounts of Avani O2 from the prior period.

Total assets as of December 31, 2005 were $1,230,134  an increase of $1,296,681 from total assets of $2,526,815 as of December 31, 2004.

Property, plant and equipment, net of accumulated depreciation, totaled $916,246 on December 31, 2005. Property, plant and equipment, net of accumulated depreciation, totaled $1,357,893 on December 31, 2004. The decrease is due to depreciation and the de-consolidation of Avani O2.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed herein, the Company has entered into an agreement to sell its real estate located in Canada and intend to re-locate is water manufacturing business to Malaysia. The Company intends to use the proceeds from the sale of its real estate to fund re-location efforts, and to fund in initial operating capital. At this time, the Company has not completed it plan of operations, however, it is likely that the Company will need additional capital to re-commence operations in Malaysia. However, it can not predict the exact amount of such funds.

If the Company is required to raise additional funds, it likely will attempt to do so pursuant to the private placement of debt or equity. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2005, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Off-Balance Sheet Arrangement

As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangement at the end of the 2005 fiscal year.

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

As described in Note 4, the Company was entitled to receive from Avani O2 (see “Change in Accounting Policy” of the financial statements) a 2% royalty on all revenue and 30% of the before tax profits (Net Profits Interest) (replaced by a rental fee as amended in 2004) generated by the bottling line located in Malaysia. The Company will recognized royalty income from this bottling line, if any, when collection is reasonably assured.  As part of the settlement of the loan payables from two lenders (Note 7), the Company assigned certain of its rights to the Net Profits Interest or rental fee referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest or rental fee and reduce the amount of obligation payable related to the assignment of such interest, if any,  when the lenders receive their assigned Net Profits Interest or rental fee payments.  For the years ended December 31, 2004, these transactions were eliminated upon consolidation.

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

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia. In 2000, Avani O2 entered into a joint-venture agreement with The Company for the world-wide rights and licenses, except in Canada, to access and use for all purposes the Company’s technology of producing oxygen enriched bottled water. Avani O2 is considered a VIE of The Company because, pursuant to the joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all licensed products and 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2 (replaced by a rental fee as amended in 2004) and to appoint two of the three directors on the Board of Directors of Avani O2.  As a result, it was determined that the equity investors of Avani O2 did not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE. According to the above-noted requirements, the Company consolidated Avani O2 for the fiscal 2004 period. On July 1, 2005, the Company terminated the joint venture with Avani O2. Effective July 1, 2005, as a result of the Company terminating the joint venture agreement with Avani O2, changes in Avani O2’s equity holding and other matters, management of the Company has determined that the Company no longer meets the criteria of being a primary beneficiary (as described under FIN No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB51”) of Avani O2 and as such, is no longer required to consolidate the financial information of Avani O2.

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. UNCERTAIN FUTURE OF COMPANY’S BUSINESS. As mentioned herein, following the sale of its Canadian real estate,  the Company has determined to re-locate its business to Malaysia. While the Company believes that significant demand exists in Malaysia for its oxygenated water, since its inception, the Company, except for a brief period in which it sold products through Avani O2, has been unable to establish any meaningful sales of its water product. Accordingly, the Company cannot predict with certainty the future of its business.

2. . NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has not completed its plan of operations for the next 12 months. It is likely, however, that the Company will need  additional capital in order to re-establish and then maintain operations. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders. If the Company is unsuccessful in raising additional capital, it likely will preclude the Company’s ability to re-commence and maintain operations in Malaysia.

3 SEEKING OTHER BUSINESS OPPORTUNITIES. As a result of the termination of its business relationship with Avani O2, the Company is seeking to acquire other business opportunities by merger, share exchange or other combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of the Company’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

4. LIMITED DISTRIBUTION CHANNELS. As of December 31, 2005, the Company has limited distribution channels in its markets. Following the relocation of its operations in Malaysia, it will be required to seek a new distribution base for its product. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements.

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

7. VOLATILE PRICES AND LIMITED VOLUME FOR THE COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 28, 2006, BDO Dunwoody LLP (BDO Dunwoody) resigned as the Company’s independent auditor. Since its engagement on December 18, 2000 to its resignation on February 28, 2006, BDO Dunwoody had acted as the Registrant’s independent registered public accounting firm. The reports of independent registered public accounting firm of BDO Dunwoody on the consolidated financial statements of the Registrant and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph regarding the substantial doubt on the Company’s ability to continue as a going concern relating to the reports for the years presented. The resignation by BDO Dunwoody was accepted by Registrant’s board of directors.

During the years ended December 31, 2004 and December 31, 2003 and subsequent period through to February 28, 2006, there were no disagreement with BDO Dunwoody on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO Dunwoody, would have caused it to make reference to the subject matter of the disagreement in connection with its report; nor has BDO Dunwoody ever presented a written report, or otherwise communicated in writing to the Registrant or its board of directors the existence of any “reportable event or default” as defined in (iv) of Regulation S-B Item 304 (a)(1).

BDO Dunwoody has provided the Registrant with a letter addressed to the Securities and Exchange Commission as required by Item 304(a)(3) of Regulation S-B, so that Registrant can file such letter with the Commission. The letter is attached as an exhibit hereto

On March 6, 2006, the Company appointed, as its new auditor, Jeffrey Tsang & Co., Certified Public Accountants, whose address is Unit B, 15/F, Englong Commercial Building, 184 Nathan Road, Kowloon, Hong Kong. The effective date of engagement agreed to by the parties is March 6, 2006.

The Company did not consult with the new auditor on the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005 for the Form 10-KSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared. In addition, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

Director/

Officer

Name

Age

Since

Position

Robert Wang

58

1999

President and Director

Dennis Robinson

65

1999

Secretary, Treasurer and

Director

Jeffrey Lightfoot

48

1999

Director

---------------------------------------------------------------------------------------------------------------------

Robert Wang – Mr. Wang has been President and Director of the Company since August 1999. From 1992 to May 2002, Mr. Wang was president and director of Multiplex Technologies Inc., a Canadian public company involved in real estate development.

Dennis Robinson – Mr. Robinson has been a Director of the Company since May 1999, and Secretary and Treasurer of the Company since August 1999. From 1991 to the present, Mr. Robinson has maintained a public accounting practice in North Vancouver, British Columbia.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2005, the Board of Directors held no regular meetings, however, it took 8 actions by unanimous written consent.   The Board of Directors has not established an Audit Committee and the functions of which are performed by the Board.  Mr. Dennis Robinson is the financial expert of the Board.  The Audit Committee recommends engagement of the Company's independent auditors, is primarily responsible for approving the services performed by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

Code of Ethics

-    The Company expects to adopt a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2005.  For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

-  honest and ethical  conduct,  including  the ethical  handling of actual or apparent conflicts of interest between personal  and professional relationships;

-  full, fair, accurate,  timely, and understandable disclosure in reports and documents  that the issuer files with, or submits to,  the Commission and in other  public communications  made  by  the issuer;

-  compliance with applicable governmental laws, rules and regulations;

-  the prompt  internal  reporting of  violations  of the code to the board of directors or another  appropriate  person or persons;  and

-  accountability for adherence to the code.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, are set forth in the following table:

SUMMARY COMPENSATION

Annual Compensation

Long Term Compensation

Awards

Payouts

Name and

Principal

Salary

   Bonus    Other

Restr. Options

Position

    Year

   ($)

     ($)      ($)

 Stock

SARS

LTIP

Other

Robert Wang(1)   2005  72,000    -0-    43,330

 -0-

  -0-

  -0-

  -0-

President and

    2004  72,000     -0-    39,965

               -0-

  -0-

  -0-

  -0-

Director

    2003 72,000

     -0-     53,507

  -0-

  -0-

  -0-

  -0-

Dennis Robinson   2005  -0-

     -0-       -0-

  -0-

  -0-

  -0-

  -0-

Secretary,

      2004  -0-

     -0-       -0-

  -0-

  -0-

  -0-

  -0-

Treasurer and

      2003  -0-

     -0-       -0-

225,000  -0-

  -0-

  -0-

Director

Jeffery Lightfoot   2005  -0-

     -0-       -0-

  -0-

  -0-

  -0-

  -0-

Director

      2004  -0-

     -0-       -0-

  -0-

  -0-

  -0-

  -0-

      2003  -0-

     -0-       -0-

225,000  -0-

  -0-

  -0-

------------------------------------------------------------------------------------------------------------------------

(1). Under his management agreement with the Company, Mr. Wang is entitled to a salary of $72,000 commencing with fiscal year 2004, and is entitled to a daily overseas expense allowance of $175 CDN. The allowance relates to food and lodging when the officer is in Malaysia on Company business. Mr. Wang also is re-imbursed for expenses incurred on behalf of the Company. For fiscal 2005, Mr. Wang was entitled to receive $72,000 as salary, and $43,330 as an overseas living allowance. As of the date of this report, both amounts remain unpaid and have been accrued by the Company. For the same period, Mr. Wang also received $26,654 as re-imbursement for transportation expenses incurred, and is entitled to re-imbursement of marketing expenses incurred on behalf of the Company estimated to be $12,000 for the period. For fiscal 2004, Mr. Wang was entitled to receive $72,000 as salary, and $39,965 as an overseas living allowance. As of the date of this report, both amounts remain unpaid and have been accrued by the Company. For the same period, Mr. Wang also received $22,433 as re-imbursement for transportation expenses incurred, and is entitled to re-imbursement of marketing expenses incurred on behalf of the Company estimated to be $18,000 for the period. For fiscal 2003, Mr. Wang was entitled to receive $72,000 as salary, and $53,507 as an overseas living allowance. As of the date of this report, the stated salary amount has been paid and $46,464 in overseas living allowance remains unpaid and have been accrued by the Company. The overseas living allowance of $53,507 was paid in 2004. For the same period, Mr. Wang also received $14,614 as re-imbursement for transportation expenses incurred, and is entitled to re-imbursement of $7,567 in marketing expenses incurred on behalf of the Company.

Employment Agreements, Compensation to Directors, and Stock Option Plans.

During 2003, the Company did not have written employment agreements with its officers. On January 4, 2004, the Company entered into a management agreement with Robert Wang, its President. The term of the agreement extends for a period of five years; however, the agreement may be terminated by either party with three months written notice, among other reasons. Mr. Wang is entitled to receive an annual salary of $72,000, subject to re-negotiation by the parties after one year. He will receive a daily overseas expense allowance of $175 CDN. Mr. Wang also is re-imbursed for expenses incurred in connection with Company business. The allowance relates to food and lodging when the officer is in Malaysia on Company business. In addition, during 2003, the Company agreed to pay Mr. Wang $99,971 as a living allowance for the period from January 2001 to October 2003. Of this total amount, $53,507 was paid in 2004 for the  2003 period as indicated in the table above and $46,464 remains outstanding and unpaid as stated above. For the 2004 period, the Company estimates that Mr. Wang will be entitled to receive approximately $40,000 as a living allowance. This amount has not been invoiced to the Company by Mr. Wang.  In addition, the officer is entitled to re-imbursement of normal and usual business expenses.  During 2004, the Mr. Wang received $51,573 in expense re-imbursements for actual expenses incurred by Mr. Wang, of which $7,567 represents payment of an outstanding amount for 2003. During 2003, Mr. Wang received $14,614 as a re-imbursement of expenses, and an additional $7,567 was accrued for future payment.

No compensation was paid to directors of the Company during 2005, 2004 or 2003. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

The Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of April 1, 2006, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. Except as otherwise indicated, the address of each party is the address of the Company. The following is based on 14,582,571 shares of common stock outstanding as of April 1, 2006, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Title

Name and Address

Amount and nature

Percent

of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common

Robert Wang

 -0-

 0%

Stock

President

Common

Dennis Robinson

            -0-

 0%

Stock

Secretary, Treasurer

And Director

Common

Jeffrey Lightfoot

            -0-

 0%

Stock

Director

Common

Chin Yen Ong

  17,722,509(1)

63.7%

Stock

106 Taman Sri Selayang

68100 Batu Caves, Selangor

Malaysia

Common

Hsien-Ho Lee

    3,800,000(2)

21.8%

Stock

3 Alley 16

Lane 107, Ho-Ping E Rd.

Sec 2, Taipei

Taiwan, R.O.C.

Common

Mao-Lin Hsiao

    6,310,068(3)

32.7%

Stock

6F, 7, Lane 96,

Chung Shan N. Road,

Sec.2 Taipei

Taiwan, R.O.C.

Common

Voon Meng Vee

    2,500,000

17.1%

Stock

35, Tingkat 01k Jalan

Besar, 18300 Gua Musang,

Malaysia

Common

Sow Yen Yip

    2,500,000

17.1%

Stock

No.15 Jalan SS3/98

47300 Petaling Jaya,

Selangor Darul Ehsan,

Malaysia

Common

Tee Ah Siew

    2,120,000(4)

12.3%

Stock

No.6 Jalan 7,Kaw 15

Taman Seng Chai

41300 Kelang

Selangor Darul Ehsan

Malaysia

Common

David Pok Beng Kwong

    1,000,000(5)

  6.6%

Stock

No.1 Jalan SS 3/46

Petaling Jaya

47300 Selangor Darul Ehsan

Malaysia

Common

Officers and

           -0-

  0%

Stock

Directors, as  a group (3 persons)

-----------------------------------------------------------------------------------------------------------

(1). The amount represents 4,485,003 shares of common stock of the Company and stock purchase warrants to acquire 13,237,506 shares of common stock. Of the total warrants, (i) 12,480,000 are exercisable at $0.05 per share on or before July 15, 2006, and at $0.07 per share on or before July 15, 2007, and (ii) 757,506 are exercisable at $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007 (see “Certain Relationships and Related Transactions”).

(2). The amount represents 950,000 shares of common stock and stock purchase warrants to acquire 2,850,000 shares of common stock of the Company. The stock purchase warrants are exercisable at $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.

(3). The amount represents 1,575,017 shares of common stock and stock purchase warrants to acquire 4,725,051 shares of common stock. The stock purchase warrants are exercisable $0.05 per share on or before May 13, 2006, and $0.07 per share on or before May 13, 2007.

(4).  The amount represents 570,000 shares of common stock held individually and stock warrants to acquire 1,500,000 shares of common stock exercisable at $0.06 per share and expire five years from the date of funding from the investments of Voon Meng Vee and Sow Yuen Yip. (See “Certain Relationship and Related Transactions”).

(5).  The amount represents 500,000 shares of common stock and common stock warrants to purchase a total of 500,000 shares of common stock as follows; at $0.05 per share if on or before September 26, 2003, at $0.06 per share if on or before September 26, 2005; and at $0.07 per share if on or before September 26, 2006.

Item 12. Certain Relationships and Related Transactions.

On June 10, 2003, stock options with rights to acquire a total of 1,300,000 shares of common stock of The Company were granted to three individuals who are employees or consultants of the Company. The total amount vested on the grant date. Of the total amount 300,000 expired during 2005.  The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the option term. The options expire on the earlier of; three years from the grant date, the date the employee or consultant’s relationship with the Company is terminated for “cause”, 30 days after the date the employee or consultant’s relationship with the Company is terminated for reasons other than “cause,” immediately upon receipt of written notice from the Company terminating any unvested Options and unexercised Options, or the death or disability of the party. As of the date of this report, no options were exercised.

As disclosed herein, the Company has entered into two significant agreements with Avani O2 (See “Item 1 Description of Business – Prior Agreements with Avani O2” for a detailed discussion of these agreements). On October 25, 2002, the Company entered into a Sale and Purchase Agreement with Avani O2, pursuant to which, the Company agreed to sell to Avani O2 all of the assets of its subsidiary consisting of its plant, equipment, and real estate to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN) (or $1,272,657 USD at year end exchange rates). In February 2000, the Company entered into an agreement with Avani O2, pursuant to which Avani O2 received, among other rights, the right and license to construct manufacturing facilities, and to produce and sell the Company’s proprietary water product worldwide, subject to certain conditions of the agreement. The rights granted Avani O2 are exclusive worldwide except for Canada and worldwide sales from the Company’s Vancouver operations. Mr. Chin Yen Ong, a significant shareholder of the Company, is a director and a 30% shareholder of Avani O2. Mr Ong also is the nephew of the Company’s President.

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

During January 2001, the Company contracted with Mr. Ong, as a consultant in Malaysia, to market and promote the Company’s products to the Asian market. In exchange, the Company has contracted to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company. As of December 31, 2005, Mr. Ong is a controlling stockholder of the Company, and formerly was a controlling shareholder of Avani O2. Mr. Ong is the nephew of the Company’s President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2005, the total outstanding consulting fee payable to Mr. Ong is $275,150 ($320,000 CDN).

PART IV

Item 13. Exhibits.

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

10(xx) Joint Venture Agreement dated February 18, 2000 by and between the Company and Avani O2 Water Sdn. Bdn (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

10(xxi) Agreement dated January 4, 2000 by and between Avani International Marketing Corp. and Avani Water Corporation Sdn. Bdn. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 3, 2000).

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

17.1 Resignation letter of Ngai Sou Angeline Chang Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

17.2 Resignation letter of Wai Meng Yeap Incorporated by reference to the Company's Form 8-K filed on May 28, 2002).

21 (i)  Subsidiaries of Registrant.

31 Certification under Section 302 of the Sarbanes-Oxley Act.

32 Certification under Section 906 of the Sarbanes-Oxley Act.

Item 14. Principal Accountant Fees and Services.

BDO Dunwoody LLP has served as the Company's Principal Accountant since 2001. Their pre-approved fees billed to the Company are set forth below:

                                      Fiscal year ending        Fiscal year ending

                                       December 31, 2005      December 31, 2004

                                   ---------------------   --------------------

                                   ---------------------   --------------------

Audit Fees                         $ 53,460                         $62,636

Audit Related Fees                NIL

                NIL

Tax Fees                                NIL

                NIL

All Other Fees                     $NIL

$  NIL

As of December 31, 2003, the Company's Board of Directors did not have a formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

#

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm of Jeffrey Tsang & Co. dated April 1, 2006

 F-1

-Consolidated Balance Sheets as of December 31, 2005

 and December 31, 2004.................................F-3

-Consolidated Statements of Operations and

Comprehensive Loss for Fiscal Years Ended

December 31, 2005and December 31, 2004................F-4

-Consolidated Statements of Changes in Stockholder's Equity

(Capital Deficit) For Years Ended December 31, 2005

and December 31, 2004.................................F-5

-Consolidated Statements of Cash Flows for

Fiscal Years Ended December 31, 2005 and

December 31, 2004......................................F-6

-Summary of Significant Accounting Polices             F-7

-Notes to Consolidated Financial Statements............F-12

#

JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Unit B, 15/F, Englong Commercial Building, 184 Nathan Road, Kowloon, Hong Kong SAR.

Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com

____________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI INTERNATIONAL GROUP INC.

(A NEVADA CORPORATION)

We have audited the accompanying consolidated balance sheet of Avani International Group Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of the Company for the year ended December 31, 2004, which are showed as comparative figures in the accompanying financial statements.  Those statements were audited by the predecessor principal auditors, BDO Dunwoody LLP Chartered Accountants, whose report dated February 2, 2005 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph regarding the substantial doubt on the Company’s ability to continue as a going concern relating to the reports for the years presented. In connection with our audit nothing has come to our attention that in our judgment would indicate that there have been any events, transactions, or changes in accounting principles subsequent to December 31, 2004 that would have a material effect upon, or require mention with respect to, the financial statements referred to above covered by the predecessor principal auditors’ opinion dated February 2, 2005.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

#

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

/s/ JEFFREY TSANG & CO.

JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong

April 1, 2006

#

Avani International Group Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
December 31	2005	2004
Assets
Current
Cash and cash equivalents	$168,310	$501,633
Accounts receivable (net of allowance for doubtful accounts
in 2005 - $2,569; 2004 - $66,074)	5,470	1,295,478
Inventories (Note 3)	107,227	235,882
Prepaid expenses	5,750	104,612
	286,757	2,137,605
Property, plant and equipment (Note 4)	916,246	1,357,893
Other assets (Note 5)	27,131	31,317
	$1,230,134	$3,526,815
Liabilities and Stockholders’ Equity (Capital Deficit)
Liabilities
Current
Accounts payable	$677,924	$610,157
Accrued liabilities	133,031	646,519
Debts payable (Note 6)	131,843	83,195
Unearned revenue and deposits	33,758	94,817
	976,556	1,434,688
Obligations payable (Note 7)	285,745	285,745
	1,262,301	1,720,433
Non-controlling Interest (Note 2)	-	1,916,893
Commitments and Contingencies (Notes 10, 11 and 14)
Stockholders’ Equity (Capital Deficit)
Capital stock (Note 9)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,582,571 (2004– 14,582,571)	14,583	14,583
Additional paid-in capital	7,693,120	7,693,120
Accumulated deficit	(7,691,019)	(7,757,091)
Accumulated other comprehensive loss
- foreign exchange translation	(48,851)	(61,123)
	(32,167)	(110,511)
	$1,230,134	$3,526,815
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Avani International Group Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
For the years ended December 31	2005	2004
Revenue
Bottled water and supply sales	$295,668	$2,322,499
Cooler rentals and equipment sales	11,526	165,175
	307,194	2,487,674
Cost of revenue
Cost of goods sold (excluding depreciation)	194,396	1,448,965
Depreciation	155,552	218,160
	349,948	1,667,125
Gross profit	(42,754)	820,549
Operating expenses
Marketing	64,033	115,326
General and administration	580,860	810,745
Loss on sale of assets (gain) (Note 14)	(109,024)	90,805
Foreign exchange loss (gain)	51,860	(20,534)
	587,729	996,342
Loss from operations	(630,483)	(175,793)
Other income (expenses)
Interest on debts payable	(6,603)	(6,942)
Loss from discontinued operations (Note 8)	(710,591)	-
Miscellaneous income	51,754	54,611
	(1,295,923)	(128,124)
Income tax expense	-	(129,912)
Non-controlling Interest (Note 2)	-	(598,796)
Net loss before cumulative effect
of change in accounting policy	(1,295,923)	(856,832)
Cumulative effect of change in accounting policy (Note 2)	-	(91,664)
Net loss before extra-ordinary income	(1,295,923)	(948,496)
Extra-ordinary income (Note 15)	1,361,995	-
Net profit (loss) for the year	66,072	(948,496)
Foreign currency translation adjustment	12,272	62,615
Comprehensive gain (loss) for the year	$78,344	$(885,881)
Gain (Loss) per share - basic and diluted	$0.01	$(0.07)
Weighted average shares outstanding	14,582,571	14,555,283
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2004	14,522,571	$14,523	$7,606,817	$(6,808,595)	$(123,738)	$689,007
Issuance of common stock on exercise of options	60,000	60	2,940	-	-	3,000
Stock option compensation	-	-	83,363	-	-	83,363
Net loss for the year	-	-	-	(948,496)	-	(948,496)
Foreign exchange translation adjustment	-	-	-	-	62,615	62,615
Balance, December 31, 2004	14,582,571	14,583	7,693,120	(7,757,091)	(61,123)	(110,511)
Net loss for the period	-	-	-	66,072	-	66,072
Foreign exchange translation adjustment	-	-	-	-	12,272	12,272
Balance, December 31, 2005	14,582,571	$14,583	$7,693,120	$(7,691,019)	$(48,851)	$(32,167)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
For the years ended December 31	2005	2004
Cash provided by (used in)
Operating activities
Net loss for the year	$66,072	$(948,496)
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Depreciation and amortization	175,769	236,770
Loss (gain) on disposal of assets	(76,010)	90,805
Stock option compensation	-	83,363
Non-controlling interest	-	598,796
Cumulative effect of change in accounting policy	-	91,664
(Increase) decrease in assets
Accounts receivable	276,201	43,390
Inventories	(26,479)	36,159
Prepaid expenses	(2,550)	2,430
Increase (decrease) in liabilities
Accounts payable	169,930	146,194
Accrued liabilities	13,231	47,141
Unearned revenue and deposits	(61,059)	(25,614)
Cash provided by consolidation of previous VIE’s account	(236,398)	-
Cash provided by (used in) discontinued operations	710,591	-
Cash provided (used in) operating activities from continuing operations	1,009,298	402,602

Investing activities
Acquisition of equipment	(8,884)	-
	(8,884)	-
Financing activities
Advances to related party	-	(135,645)
Issuance of common shares	-	3,000
Proceeds on forfeited deposits loans and obligation payable	(1,361,995)	-
	(1,361,995)	(132,645)
Increase (decrease) in cash during the year	(361,581)	269,957
Effect of foreign exchange on cash	28,258	13,408
Cash and cash equivalents, beginning of year	501,633	218,268
Cash and cash equivalents, end of year	$168,310	$501,633
Supplemental Information:
Interest paid	$6,603	$6,942
Taxes paid		$262,632
The following transactions which did not result in cash
flows have been excluded from financing activities:
Stock option compensation (Note 9(c))	$-	$83,363

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2005 and 2004
Basis of Presentation

These consolidated financial statements are expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles.  Included in the financial statements for the year ended December 31, 2005 are the accounts of the Company and its wholly-owned subsidiaries: Avani Oxygen Water Corporation and Avani International Marketing.

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
December 31, 2005 and 2004
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
December 31, 2005 and 2004
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

For the years ended December 31, 2005 and 2004, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 26,352,557 were not included in the computation of loss per share because their effect was anti-dilutive.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2005 and 2004
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
Valuation and Disposition of Long-lived Assets

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
December 31, 2005 and 2004
Stock Based Compensation - Continued

SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure“ amends the disclosure requirements of SFAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair value method of accounting for stock-based compensation.

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees as the exercise price of these options is greater than the market price of the underlying stock. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, (based on a dividend yield of Nil; risk-free interest rate of 0.57%; expected volatility of 289%; and expedted life of 2 years) the Company's net loss and loss per share would have been increased as follows:

Years Ended

December 31

              2005

2004

Net loss, as reported

$66,072

$(948,496)

Deduct: Stock-based employee compensation

  expense determined under fair-value

  based method for all awards not

  included in net loss

                           -             (10,927)

Pro-forma net loss

    $66,072

$(959,432)

Loss per share:

  Basic and diluted – as reported

          $0.01

         $(0.07)

  Basic and diluted – pro-forma

          $0.01

         $(0.07)

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses to date of $7,691,019 which includes an operating profit for the current year of $66,072.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.	Non-controlling interest

The prior year comparative information has not been restated to reflect a consolidation of Avani O2. The cumulative effect of the change in accounting policy of $91,664, as a result of the adoption of SIN 46R, was recorded in the Statement of Operations and Comprehensive Loss at January 1, 2004 and included in the non-controlling interest on the balance sheet.

Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $1,226,433 as at December 31, 2004 and net income of $598,796 for the year then ended. These amounts were recorded as non-controlling interests in these December 31, 2004 year ended financial statements.

As the Company has no equity interest in Avani O2, the maximum exposure of loss by the Company in the VIE is the accounts receivable from Avani O2 totalling $605,701 as at December 31, 2004.Effective July 1, 2005, Avani O2 is no longer determined as a VIE of the Company. The Company is therefore no longer required to consolidate the accounts of Avani O2. Losses of the Company in Avani O2 is recorded as a charge to discontinued operations.

3.	Inventories
		2005	2004
	Supplies	$102,050	$232,334
	Finished goods	5,177	3,548
		$107,227	$235,882

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
4.	Property, Plant and Equipment
		2005	2004
	Canada
	Land	$188,885	$182,757
	Building	1,017,340	992,761
	Coolers	-	82,263
	Plant equipment	651,260	926,812
	Office furniture and equipment	61,874	51,609
	Vehicle	-	20,485
		1,919,359	2,256,687
	Malaysia
	Plant equipment	-	496,091
	Office equipment and fixtures	-	21,290
	Vehicles	-	11,118
	Plant and machinery	-	76,235
		-	2,861,421
	Less: Accumulated depreciation	(1,003,113)	(1,503,528)
		$916,246	$1,430,329

During the year ended December 31, 2002, the Company entered into an agreement with Avani O2 ("the Licensee"), whereby the Company granted to the Licensee the first right of refusal of the exclusive worldwide (except Canada) rights and licenses to the Company's oxygen enrichment technology.  The Company is also allowing the Licensee the use of approximately $208,481 net of depreciation (2004 - $237,314), of bottling and processing equipment, located in Malaysia, required to produce the product.  In exchange, the Company is entitled to receive a 2% royalty on all revenue from all licensed products and 30% of the before-tax profits generated by the contributed bottling line (which was replaced by a rental fee as amended in 2004).  These transactions were eliminated upon consideration.  During 2002, the Company assigned certain of its rights to the Net Profits Interest to certain lenders in satisfaction of outstanding loans (Note 7).

In October 2002, the Company entered into an agreement with Avani O2 whereby the Company agreed to sell its Canadian building and related land in Canada and production equipment in Canada and Malaysia to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,418,745 at the December 31, 2005 year end exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds will be received over two years in twenty-four monthly installments of CDN$70,620 (US$58,752) and a final payment of CDN$220,686 (US$183,600) due October 1, 2004.  The gain on disposal of the properties is estimated to be $320,000 which will be deferred until the completion of the sale.  Total installment of US$1,360,275 (CDN $1,582,000) was received by the Company by the year ended December 31, 2004. As Avani O2 failed to make the final payment of CDN$220,686 (US$183,600) even after an extension was provided, the management of the Company determined to terminated the agreement (Note 15).

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
5.	Other Assets

The trademark and license is carried on the consolidated balance sheet at net book value of $27,131 (2004 - $31,317) which is calculated based on the original cost of the asset at $54,064 net of accumulated amortization of $32,639.  Amortization expense of $5,536 was charged to the Statement of Operations and Comprehensive Loss in 2005 (2004 – $4,847) and annual amortization of approximately $5,500 is estimated to be expensed in each of the next five years.

6.	Debts Payable
		2005	2004
	Loan payable on demand, unsecured and bearing simple
	interest at 8%, calculated annually.	$131,843	$83,195

7.	Obligations Payable
		2005	2004
	Assignment of net profits interest	$285,745	$285,745
		$285,745	$285,745

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

8.	Discontinued Operations

For the year ended December 31, 2005, the detailed charges to the discontinued operations are as bellows:

Write-of accounts receivable from Avani O2:          $502,110

Loss on equipment held in Malaysia                       $208,481

Total loss: $710,591

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
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

	b)

As at December 31, 2005, the Company had 22,862,557 (2004 – 22,862,557) fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants were granted in connection with the share issuance (Note (a) above), and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002.  These warrants are exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

		A summary of share purchase warrant transactions for the years presented is as follows:
				Weighted
				Average
				Exercise
			Number	Price
		Outstanding at January 1, 2002	1,347,500	$1.80
		Granted	20,812,557	$0.03
		Expired	(797,500)	$3.00

		Outstanding at December 31, 2002	21,362,557	$0.03
		Granted (a) and (b)	1,500,000	$0.07
		Outstanding at December 31, 2004 and 2005	22,862,557	$0.03
		All of the share purchase warrants were exercisable on the grant date and remain outstanding as at December 31, 2005.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
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

			2005	2004
		Dividend yield	Nil	Nil
		Risk-free interest rate	-	1.92%
		Expected volatility	-	200%
		Expected lives	-	2 years

Compensation expense was amortized over the vesting period and expenses totaling $Nil for the year ended December 31, 2005 and $83,363 for the year ended December 31, 2004, were included in general and administration expenses.

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
December 31, 2005 and 2004
9.	Capital Stock - Continued
	A summary of stock option transactions for the years presented is as follows:
				Weighted
				Average
				Exercise
			Number	Price
	Outstanding at January 1, 2002		300,000	$ 0.30
	Granted – employees		1,950,000	0.05
	Granted – non-employees		1,600,000	0.05
	Outstanding at December 31, 2003		3,850,000	0.07
	Expired		(300,000)	0.30
	Exercised		(60,000)	0.05
	Outstanding at December 31, 2004		3,490,000	$ 0.21
	Expired Cancelled Exercisable at December 31, 2005		3,490,000 (2,190,000) (300,000) 1,000,000	$ 0.21 0.30 0.05 0.05
	Exercisable at December 31, 2004		3,490,000	$ 0.21
	Stock options outstanding at December 31, 2005 are summarized as follows:
	Number	Exercise Price	Expiry Date

	1,000,000	$0.05	June 9, 2006

As there were no stock-based compensation awarded to employees as at December 31, 2005, the pro-forma information as reported in the Summary of Significant Accounting Policy relates only to amortization of compensation expenses for employee stock options granted in 2003.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
10.	Income Taxes
	The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:
		2005	2004
	Net operating and capital losses	$1,801,000	$1,863,000
	Property, plant and equipment	172,000	199,000
	Valuation allowance	(1,973,000)	(2,062,000)
	Deferred tax assets (liability)	$-	$-

The tax benefit of net operating and capital losses carried forward and the associated valuation allowance were increased by approximately $Nil (2004 - $258,000), representing the tax effect of losses which expired in the year

		2005	2004
	Provision (benefit) at the federal US statutory rate of 34%	$21,000	$(44,000)
	Foreign income taxes at other than the federal US statutory rate	24,000	(50,000)
	Effect of reduction in foreign income tax rates	18,000	93,000
	Effect of foreign exchange on valuation allowance	(45,000)	(115,000)
	Tax effect of reduction in losses carry forward from sale of
	subsidiary	-
	Tax effect of loss on settlement of payables	-	-
	Tax effect of gain on settlement of debt	-	-
	Utilization of net operating loss	-
	Non-deductible expenses	53,000	13,912
	Increase (decrease) in valuation allowance	55,000	232,000
		$-	$129,912

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,536,000 for U.S. income tax purposes, which if not used will expire during the years 2011 through 2024.  At December 31, 2005, the Company had net operating loss carryforwards of approximately $4,011,000 for Canadian income tax purposes, which if not used will expire during the years 2005 through 2011 and allowable capital losses of approximately $Nil (2004 - $Nil) which are available to offset against future capital gains.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
11.	Lease Obligations

For the years ended December 31, 2005 and 2004 total rental expenses under leases amounted to $7,018 and $5,991, respectively.  At December 31, 2005, the Company was obligated under various noncancelable operating lease arrangements for office equipment and vehicle for a total of $7,311 for 2006 and $6,186 for 2007.

These transactions were recorded at the exchange value representing amounts agreed upon by the related parties.
12.	Related Party Transactions
Related party transactions not disclosed elsewhere in these consolidated financial statements include:

During the year ended December 31, 2005, the President of the Company was reimbursed  $26,654 (2004 - $22,433) for transportation expenses and $Nil (2004 - $29,140) for marketing expenses incurred on behalf of the Company in 2005.  The Company accrued $12,000 of marketing expenses (2004 - $18,000), salary compensation of $72,000 (2004 - $72,000) and $43,330 (2004 - $39,965) of overseas living allowance for the year ended December 31, 2005, all of which are payable to the President of the Company.

#

#

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
13.	Segmented Information

The information for 2004 represents the consolidated revenue and property, plant and equipment of the Company and its subsidiaries and Avani O2.  In 2005, geographic reporting information is as follows:

		2005	2004
	Revenue
	Bottled water and supply sales
	Canada and other countries	$295,668	$310,266
	Malaysia (via Avani O2)	-	2,012,233
		295,668	2,322,499
	Cooler rentals and equipment sales in
	Canada	11,526	18,546
	Malaysia	-	146,629
		$307,194	$2,487,674

	Property, plant and equipment
	Canada	$916,246	$1,063,125
	Malaysia	-	294,768
		$916,246	$1,357,893

14.	Gains on sale of assets

On July 15, 2005, the Company sold its rights, title and interest to all the asset of the Company’s 2-1/2 and 5 gallon water business in British Columbia, Canada which included certain of the equipment, business records including customer lists, brochures, and samples for a total of approximate $32,642 (CDN$40,000) and the purchaser’s assumption of certain current liabilities. Including the liabilities of the Company of $59,769 such as bottle deposits, cooler deposit and unearned revenues, which were assumed by the purchaser, the total gain on the sale is $109,024.

#

#

#

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004

15.	Extra-ordinary income

As Avani O2 failed to make the final payment of CDN$220,686 (US$183,600) even after an extension was provided, the management of the Company determined to terminate the agreement. As a result, the installment of $1,360,275 was forfeited and recorded as an extra-ordinary income for the year ended December 31, 2005.

16.	Major Supplier

During the year ended December 31, 2005 and 2004, the Company purchased approximately 62% and 45% of its materials from one supplier. At the December 31, 2005 and 2004, there were $Nil amounts due to that supplier in account payable.

17.	Subsequent Event

On March 1, 2006, the Company entered into an agreement with an independent thire party to purchase the Company’s real estate located in Coquitlam, British Columbia. The purchase price is $1,226,000 CDN ($1,078,390 USD), of which 100,000 CDN($86,300 USD) has been paid as a non-refundable deposit. On March 15, 2006, the conditions precedent to the transaction were complied with to the satisfaction of the purchaser. The balance of the purchase price is due and payable at closing. The closing date is May 31, 2006. The Company’s real estate which is being sold has served as the Company’s principal business office and has house the Company’s manufacturing operations.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/Robert Wang

April 12, 2005

Robert Wang                                     Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                         April 12, 2005

Robert Wang                                Date

Director

/s/Dennis Robinson                      April 12, 2005

Dennis Robinson                             Date

Director

/s/Jeffrey Lightfoot                    April 12, 2005

Jeffrey Lightfoot                            Date

Director