Form 10QSB
period 2006-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2006-05-15
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2006

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

(1). [X] Yes  [  ] No: (2). [X] Yes [  ] No:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of May 1, 2006 was 14,582,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                                               Page No.

       -Consolidated Interim Balance Sheets as of March 31, 2006

        (unaudited) and December 31, 2005 (audited).                                 3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months Ended

        March 31, 2006 and 2005 (unaudited).                                              4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three Months Ended

        March 31, 2006 (unaudited).                                                             5

       -Consolidated Interim Statements of Cash Flows

        for the Three Months Ended March 31, 2006

        and 2005 (unaudited).                                                                        6

       -Notes to Consolidated Interim Financial Statements.                       7

Item 2. Management's Discussion and Analysis.                                      11

Item 3. Effectiveness of the Registrant’s Disclosure Controls and

        Procedures                                                                                          14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                         14

Item 2. Unregistered Sales of Securities of Equity Securities

and Use of Proceeds.                                                                 14

Item 3. Defaults upon Senior Securities.                                                    14

Item 4. Submission of Matters to Vote of Securityholders.                       14

Item 5. Other Information.                                                                         14

Item 6. Exhibits and Reports on Form 8-K.                                               14

Signatures                                                                                                   15

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	March 31	December 31
	2006	2005
Assets	(Unaudited)
Current
Cash and cash equivalents	$52,772	$168,310
Accounts receivable (net of allowance for doubtful accounts
in 2006 - $Nil; 2005 - $2,569)	1,318	5,470
Inventories	104,765	107,227
Prepaid expenses	7,430	5,750
	166,285	286,757

Property, plant and equipment	883,499	916,246
Other assets	25,539	27,131
	$1,075,323	$1,230,134
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$714,430	$677,924
Accrued liabilities	75,610	133,031
Debts payable	132,990	131,843
Unearned revenue and deposits	61,353	33,758
	984,383	976,556
Obligations payable (Note 3)	285,745	285,745
	1,270,128	1,262,301
Capital Deficit
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
14,582,571 (2004 – 14,582,571) common shares	14,583	14,583
Additional paid-in capital	7,693,120	7,693,120
Accumulated deficit	(7,854,655)	(7,691,019)
Accumulated other comprehensive loss
- foreign exchange translation	(47,853)	(48,851)
	(194,805)	(32,167)
	$1,075,323	$1,230,134
The accompanying notes are an integral part of these consolidated interim financial statements.
Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2006	2005
Revenue
Bottled water and supply sales	$16,266	$382,313
Cooler rentals and equipment sales	-	6,108
	16,266	388,421
Cost of revenue
Cost of goods sold (excluding depreciation)	17,844	187,198
Depreciation	25,489	44,612
	43,333	231,810
Gross profit (loss)	(27,067)	156,611
Operating expenses
Marketing	15,310	15,757
General and administration	105,330	151,464
Foreign exchange loss (gain)	14,197	24,059
	134,837	191,280
Loss from operations	(161,904)	(34,669)
Other income (expenses)
Interest on debts payable	(1,732)	(1,631)
Miscellaneous income (expense)	-	(24,662)
	(1,732)	(60,962)
Non-controlling interest (Note 2)	-	(110,254)
Net loss for the period	(163,636)	(171,216)
Foreign currency translation adjustment	998	(30,378)
Comprehensive loss for the period	$(162,638)	$(201,594)
Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	14,582,571	14,582,571
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2005	14,582,571	$14,583	$7,693,120	$(7,757,091)	$(61,123)	$(110,511)
Issuance of common stock on exercise of options	-	-	-			-
				-	-
Stock option compensation			-	-	-	-
Net profit (loss) for the year	-	-	-	66,072	-	66,072
Foreign exchange translation adjustment	-	-	-	-	12,272	12.272
Balance, December 31, 2005	14,582,571	14,583	7,693,120	(7,691,019)	(48,851)	(32,167)
Net loss for the period	-	-	-	(163,636)	-	(163,636)
Foreign exchange translation adjustment	-	-	-	-	998	998
Balance, March 31, 2006	14,582,571	$14,583	$7,693,120	$(7,928,307)	$(47,853)	$(194,805)
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2006	2005
Cash provided by (used in)
Operating activities
Net loss for the year	$(163,636)	$(171,216)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	31,851	49,845
Non-controlling interest	-	110,254
Stock option compensation	-	-
Cumulative effect of change in accounting policy	-	-
(Increase) decrease in assets
Accounts receivable	4,152	(122,462)
Inventories	2,462	18,387
Prepaid expenses	(1,680)	4,900
Increase (decrease) in liabilities
Accounts payable	37,653	64,007
Accrued liabilities	(57,421)	(103,672)
Unearned revenue and deposits	27,595	83,579
	(119,024)	(66,378)
Investing activities
Purchase of property, plant and equipment	-	(7,621)
Increase (Decrease) in cash during the period	(119,024)	(73,999)
Effect of foreign exchange on cash	3,486	(21,863)
Cash and cash equivalents, beginning of period	168,310	501,633
Cash and cash equivalents, end of period	$52,772	$405,771
Supplemental Information:
Interest paid	$1,732	$1,631
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

The consolidated interim financial statements for the three-month period ended March 31, 2006 include the accounts of the Company and its wholly owned subsidiaries. Prior to July 1, 2005, the consolidated interim financial statements for the period from January 1, 2005 to June 30, 2005, include the account of the Company, its subsidiaries, and its related party Avani O2 Water Sdn. Bhd (“Avani O2”). Accordingly, Avani O2 was consolidated for the three-month period ended March 31, 2005. All material inter-company balances and inter-company transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2006 of $7,854,655.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

#

2.

Variable Interest Entity

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use, for all purposes, the Company’s technology of producing oxygen enriched bottled water.  Avani O2 is considered a VIE of the Company because, pursuant to the original joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2, and appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 do not have a controlling financial interest in Avani O2 and the Company is the primary beneficiary of Avani O2, the VIE.  Accordingly, the Company commenced consolidating Avani O2 in 2004 and in the six-month period ended at June 30, 2005. Effective July 1, 2005, Avani O2 is no longer determined as a VIE of the Company.   Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $1,935,483 as at March 31, 2005 and net income of $110,254 for the three-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

1.

Obligations Payable

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assignment of net profits interest	$285,745	$285,745

During 2002, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders, along with the assignment of a net profits interests (“Net Profits Interest”) in certain production equipment located in Malaysia in full settlement of a $475,771 loan payable. The assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company will record reductions in this account as Net Profits Interests are received by the lenders

#

4.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at March 31, 2006 and December 31, 2005, the Company had 22,862,557 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008, and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.06 on or before September 26, 2005 and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002 and were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2005 and March 31, 2006	22,862,557	$0.05

All of the share purchase warrants are exercisable on the grant date and remain outstanding at March 31, 2006 and December 31, 2005.

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

#

4.

Capital Stock - Continued

	Three-month period ended March 31
	2006	2005
Net loss, as reported	$(163,636)	$(171,216)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	-
Pro-forma net loss	$(163,636)	$(171,216)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.01)	$(0.01)

As there was no stock-based compensation awarded to employees during the period ended March 31, 2006, the pro-forma information for the periods ended March 31, 2006 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

A summary of stock option transactions for the period presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2005 and March 31, 2006	1,000,000	$ 0.05
Exercisable at December 31, 2005 and March 31, 2006	1,000,000	$ 0.05

Stock options outstanding at March 31, 2006 are summarized as follows:

Number	Exercise Price	Expiry Date

1,000,000	$0.05	June 9, 2006

5.

Major Customer

During the three-month period ended March 31, 2006, sales to one customer totaled $13,477 (2005 - $17,898).  At March 31, 2006 and December 31, 2005, there were $Nil  amounts, respectively, due from this customer in receivables. For the three month period ended March 31, 2005, sales to a customer in Malaysia totaled $311,471.

6.

Related Party Transactions

During the three-month period ended March 31, 2006, the president of the Company was reimbursed $6,990 (2005 – 6,580) as transportation expenses. The Company accrued $18,000 as salary (2005 - $18,000) and $12,884 (2005 - $8,560) of overseas living allowance, all of which are payable to the President of the Company.

#

Item 2. Management's Discussion and Analysis.

As discussed elsewhere herein, the Company has had significant business relationships with Avani O2 Water Sdn. Bhd. (“Avani O2”), a Malaysian company. In addition, Avani O2 was formerly controlled by a significant shareholder of the Company.

As described in the Notes of the Company’s consolidated audited financial statements included herein and as discussed in greater detail in the Company’s Form 10-KSB for the period ended December 31, 2005 (the “Company’s 2005 Form 10-KSB”), the Company was the primary beneficiary of Avani O2, a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R during the period from January 1, 2004 to July 1, 2005, which includes the fiscal period ended March 31, 2005, the results of which are included herein. Accordingly, the Company consolidated Avani O2 in the results for the period ended March 31, 2005.  All material inter-company balances and inter-company transactions have been eliminated. The financial statements as of March 31, 2006 include the accounts of the Company and its subsidiaries only.

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

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, and its two wholly owned subsidiaries for the period ended March 31, 2006. As discussed above, Avani O2 was considered to be a VIE for the 2005 period and its operations have been consolidated into the operations of the Company commencing in the first quarter of 2004 in accordance with US GAAP. Accordingly, decrease in expenses between the year end periods  of December 31, 2005 and 2004 are principally due to the consolidation of Avani O2 in the 2004 period. Readers should consider the effect of such change in accounting policy and the limitations on balance sheet resources when reviewing the discussion below.

The 2005 results from operations were not restated to remove the results of Avani O2. Therefore, due to the fact that the results of 2005 includes the operations of Avani O2, the year to year comparisons set forth below will not be representative of the actual changes in the Company’s operations for such periods.

Results of Operations.

Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005.

Revenues for the three months ended March 31, 2006 were $16,266 representing a decrease of $372,155 or 95.8% from revenues of $388,421 for the same period in 2005. The significant decrease in revenues reflects the deterioration and ultimately the termination of the business relationship with Avani O2, as well as the de-consolidation of Avani O2 as a VIE, all of which occurred during the 2005 period. Revenues for the 2005 period also included $6,108 in cooler rentals and sales. The Company sold its cooler rental and sales business in July 2005, and thus had no corresponding revenue for the 2006 period.

Cost of revenue which includes depreciation for the three-month period in 2006 totaled $43,333, a decrease of $188,477 or 81.3% from $231,810 for the same period in 2005. Cost of revenue as a percentage of sales was 266% for the 2006 period representing an increase of 206.3% from 59.7% for the prior period. The increase in cost of revenue as a percentage of sales for the 2006 period reflects the effect of relatively consistent fixed costs and depreciation against significantly reduced revenue for the period.  Cost of revenue for the three-month period ended March 31, 2006 consisted of costs of goods sold consisting of $17,844 in bottled water, supplies, coolers, and related equipment, and delivery costs (a decrease of $169,354 or 90.5% from $187,198 for the prior period) and $25,489 in depreciation (a decrease of $19,123 or 42.9% from $44,612 for the same period in prior year). The decrease in cost of goods sold for the 2006 period compared with the prior period is due mainly to lower material and labor costs associated with the reduced production levels. The reduction in depreciation for the 2006 period is due to the write off of the Malaysian equipment held by Avani O2 in July 2005. Gross profit for the three-month period ended March 31, 2006 was $(27,067), a decrease of $183,678 or 117% from gross profit of $156,611 for the same period in 2005.

Operating expenses which includes marketing expenses, and general and administrative expenses for the three-month period ended March 31, 2006 totaled $134,837, a decrease of $56,443 or 29.5% from $191,280 for the same period in 2005. General and administrative costs were $105,330 in 2006, a decrease of 46,134 or 30.5% from $151,464 in the prior period. The decrease is due principally to reduced employees and payroll which resulted from sale of 5 gallon business.   Marketing expenses totaled $15,310 for the three-month period in 2006 representing a decrease of $447 or 2.8% from $15,757 for the prior period. The relatively constant marketing expenses reflect the Company’s decision in the fourth quarter of 2004 to reduce overall international marketing expenses, particularly in Malaysia. The Company experienced a foreign exchange gain of $14,197 in 2006 compared with $24,059 in 2005 due to a reduction in the volume of currency exchange transactions and limited fluctuation of the exchange rates between US currency and Canadian currency compared to the same period of prior year. Loss from operations for the 2006 period is $161,904 compared to a loss of $34,669 for the comparable period 2005 due to the reasons discussed above.

During the 2006 period, the Company recorded interest on debts payable of $1,732 compared with $1,631 for the 2005 period. Miscellaneous expenses was $0 in 2006 compared with  $24,662 in 2005 which principally represents taxes paid by Avani O2.

Comprehensive loss for the 2005 period was $163,636 compared with a loss of $171,216 for the same period in 2005. Loss per share was $0.01 in 2006 and $0.01 in 2005.

Liquidity and Capital Resources.

As of March 31, 2006, the Company had working capital deficit of $818,098. Working capital deficit as of December 31, 2005 was $689,799. The decrease in working capital is principally a result of the consolidated loss of the Company for the first fiscal quarter of 2006.

Property, plant and equipment, net of accumulated depreciation, totaled $883,285 on March 31, 2006. Property, plant and equipment, net of accumulated depreciation, totaled $916,246 on December 31, 2005. The decrease is due principally to depreciation of Company assets.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed in greater detail in the Company’s 2005 Form 10-KSB, the Company has entered into an agreement to sell its real estate located in Canada and intend to re-locate is water manufacturing business to Malaysia. The Company intends to use the proceeds from the sale of its real estate to fund re-location efforts, and to fund in initial operating capital. At this time, the Company has not completed its plan of operations, however, it is likely that the Company will need additional capital to re-commence operations in Malaysia, however, it can not predict the exact amount of such funds.

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

Cautionary Statements.  Readers are urged to refer to the section entitled "Cautionary Statements in the  Company's  2005 Form 10-KSB and elsewhere therein for  a broader  discussion of such risks and uncertainties. These risks include the lack of profitable operations, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

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

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.   The pro-forma loss per share equals the loss per share as reported. During the three months ended March 31, 2006 and 2005, no stock based compensation was granted.

Off Balance Sheet Arrangements. As the Company has adopted FIN 46R effective January 2004, there are no off balance sheet arrangements as of March 31, 2006.

New Accounting Pronouncement. There were no new accounting pronouncement that impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of March 31, 2006 for this Form 10-QSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 15, 2006

 /s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

#