Form 10QSB
period 2006-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2006-08-11
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 000-23319

AVANI INTERNATIONAL GROUP INC.

(Name of Small Business Issuer in its charter)

Nevada                                         88-0367866

(State of                                      (I.R.S. Employer

Incorporation)                                 I.D. Number)

108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada

(Address of principal executive offices)              (Zip Code)

#328-17 Fawcett Road, Coquitlam, B.C. (Canada)           V3K 6V2

(Former Address if changed from last report)

Issuer's telephone number (604)-913 2386

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of July 26, 2006 was 15,082,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATIONY

Item 1. Financial Statements.                                                               Page No.

       -Consolidated Interim Balance Sheets as of June 30, 2006

        (unaudited) and December 31, 2005 (audited).                                 3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three and Six Months Ended

        June 30, 2006 and 2005 (unaudited).                                              4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three and Six Months Ended

        June 30, 2006 (unaudited).                                                             5

       -Consolidated Interim Statements of Cash Flows

        for the Three and Six Months Ended June 30, 2006

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

#

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	June 30	December 31
	2006	2005
Assets	(Unaudited)
Current
Cash and cash equivalents	$1,055,394	$168,310
Accounts receivable (net of allowance for doubtful accounts
in 2006 - $Nil; 2005 - $1,066)	1,180	5,470
Inventories	-	107,227
Prepaid expenses	6,216	5,750
	1,062,790	286,757

Property, plant and equipment	52,878	916,246
Other assets	25,210	27,131
	$1,140,878	$1,230,134
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$774,712	$677,924
Accrued liabilities	59,442	133,031
Debts payable	140,954	131,843
Unearned revenue and deposits	8,800	33,758
	983,908	976,556
Obligations payable (Note 3)	285,745	285,745
	1,269,653	1,262,301
Capital Deficit
Capital stock (Note 4)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
15,082,571 (2005 – 14,582,571) common shares	15,083	14,583
Additional paid-in capital	7,717,620	7,693,120
Accumulated deficit	(7,873,681)	(7,691,019)
Accumulated other comprehensive loss
- foreign exchange translation	12,203	(48,851)
	(128,775)	(32,167)
	$1,140,878	$1,230,134
The accompanying notes are an integral part of these consolidated interim financial statements.

#

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30		June 30
	2006	2005	2006	2005

Revenue
Bottled water and supply sales	$84,827	$471,006	$101,093	$853,319
Cooler rentals and equipment sales	-	3,218	-	9,326
	84,827	474,224	101,093	862,645
Cost of revenue
Cost of goods sold (excluding
depreciation)	125,106	244,339	142,950	431,537
Depreciation	22,724	43,754	48,213	88,366
	147,830	288,093	191,163	519,903
Gross profit	(63,003)	186,131	(90,070)	342,742
Operating expenses
Marketing	9,440	10,528	24,750	26,285
General and administration	178,842	198,606	284,172	375,822
Write off of receivable	-	1,240,811	-	1,240,811
Gains on sale of assets (Note 5)	(252,230)		(252,230)
Foreign exchange loss (gain)	18,189	(31,796)	32,386	(7,202)
	(45,759)	1,418,149	89,078	1,635,716
Income (loss) from operations	(17,244)	(1,232,018)	(179,148)	(1,292,974)
Other income (expenses)
Interest on debts payable	(1,782)	(1,607)	(3,514)	(3,238)
Miscellaneous income	-	652	-	2,278
	(19,026)	(1,232,973)	(182,662)	(1,293,934)
Non-controlling interest	-	1,129,188	-	1,018,934
Net loss for the period	(19,026)	(103,785)	(182,662)	(275,000)
Foreign currency translation adjustment	(60,056)	(5,761)	61,054	(36,139)
Comprehensive loss for the period	$41,030	$(109,546)	$(121,608)	$(311,139)
Gain(Loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding	14,832,5711	14,582,571	15,082,5711	14,582,571
The accompanying notes are an integral part of these consolidated interim financial statements. 3

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2005	14,582,571	$14,583	$7,693,120	$(7,757,091)	$(61,123)	$(110,511)
	-	-	-			-
				-	-
			-	-	-	-
Net profit (loss) for the year	-	-	-	66,072	-	66,072
Foreign exchange translation adjustment	-	-	-	-	12,272	12.272
Balance, December 31, 2005	14,582,571	14,583	7,693,120	(7,691,019)	(48,851)	(32,167)
Issuance of common stock on exercise of warrants	500,000	500	24,500			25,000
Net loss for the period	-	-	-	(182,662)	-	(182,662)
Foreign exchange translation adjustment	-	-	-	-	61,054	61,054
Balance, June 30, 2006	15,082,571	$15,083	$7,717,620	$(7,873,681,)	$12,203	$(128,775)
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the six-month periods ended June 30	2006	2005
Cash provided by (used in)
Operating activities
Net loss for the year	$(182,662)	$(275,000)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	57,981	88,366
Non-controlling interest	-	(1,018,934)
Stock option compensation	-	1,240,811
Cumulative effect of change in accounting policy	-	-
(Increase) decrease in assets
Accounts receivable	4,290	(177,022)
Inventories	107,227	23,926
Prepaid expenses	(466)	(17,585)
Increase (decrease) in liabilities
Accounts payable	105,899	354,005
Accrued liabilities	(73,589)	(341,186)
Unearned revenue and deposits	(24,958)	(7,644)
	(6,278)	(130,263)
Investing activities
Acquisition of property and equipment	-	(9,317)
Proceeds from sale of assets	1,018,895
Financing activities
Proceeds from share issuance	25,000

Increase (Decrease) in cash during the period	1,037,617	(139,580)
Effect of foreign exchange on cash	(150,533)	(9,270)
Cash and cash equivalents, beginning of period	168,310	501,633
Cash and cash equivalents, end of period	$1,055,394	$352,783
Supplemental Information:
Interest paid	$3,514	$2,522
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

The consolidated interim financial statements for the six-month period ended June 30, 2006 include the accounts of the Company and its wholly owned subsidiaries. Prior to July 1, 2005, the consolidated interim financial statements for the period from January 1, 2005 to June 30, 2005, include the account of the Company, its subsidiaries, and its related party Avani O2 Water Sdn. Bhd (“Avani O2”). Accordingly, Avani O2 was consolidated for the six-month period ended June 30, 2005. All material inter-company balances and inter-company transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to June 30, 2006 of $7,873,681.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Variable Interest Entity

Avani O2 was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia.  In 2000, Avani O2 entered into a joint-venture agreement with the Company for the world-wide rights and licenses, except in Canada, to access and use, for all purposes, the Company’s technology of producing oxygen enriched bottled water.  Avani O2 was considered a VIE of the Company because, pursuant to the original joint-venture agreement, the Company is entitled to, among other things, receive a 2% royalty on all revenue from all Avani O2 licensed products, 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2, and appoint two of the three directors on the Board of Directors of Avani O2. As a result, the equity investors of Avani O2 did not have a controlling financial interest in Avani O2 and the Company was the primary beneficiary of Avani O2, the VIE.  Accordingly, the Company commenced consolidating Avani O2 in 2004 and in the six-month period ended at June 30, 2005. Effective July 1, 2005, Avani O2 was no longer determined as a VIE of the Company.   Subsequent to the elimination of intercompany balances and transactions, Avani O2 had net assets of $204,507 as at June 30, 2005 and net loss of $1,018,934 for the six-month period then ended. These amounts were recorded as non-controlling interests in these consolidated interim financial statements.

1.

Obligations Payable

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assignment of net profits interest	$285,745	$285,745

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

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at  December 31, 2005, the Company had 22,862,557 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008, and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.06 on or before September 26, 2005 and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002 and were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

On June 21, 2006, 500,000 share purchase warrants were exercised at the price of $0.05 per share.

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2005	22,862,557	$0.05
Exercise of warrants	500,000	$0.05
Outstanding at June 30, 2006	22,362,557	$0.05

22,362,557 of the share purchase warrants granted are exercisable  and remain outstanding at June 30, 2006, of which 1,500,000 were granted August 2003, 550,000 granted September 26, 2001, and 20,312,557 granted May 13 and July 15, 2002.

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

	Six-month period ended June 30
	2006	2005
Net loss, as reported	$(182,662)	$(275,000)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	-
Pro-forma net loss	$(182,662)	$(275,000)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.02)
Basic and diluted – pro-forma	$(0.01)	$(0.02)

As there was no stock-based compensation awarded to employees during the period ended June 30, 2006, the pro-forma information for the periods ended June 30, 2006 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

A summary of stock option transactions for the period presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2005	1,000,000	$ 0.05
Expired at June 9, 2006	1,000,000
Outstanding and Exercisable at June 30, 2006	Nil

5.

Sale of Assets

On June 15, 2006, the Company sold its real property including land, building and building improvements, for proceeds of approximately $1,018,895. The net book value of its real property was approximately $766,665 on June 15, 2006, and the sale generated a gain of $252,230.  After the sale of its real property, its production of water was discontinued.

6.

Related Party Transactions

During the six-month period ended June 30, 2006, the president of the Company was reimbursed $14,170 (2005 – 13,580) as transportation expenses. The Company accrued $36,000 as salary (2005 - $36,000) and $22,290 (2005 - $22,210) of overseas living allowance, all of which are payable to the President of the Company.

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

Results of Operations.

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005.

Revenues for the six  months ended June 30, 2006 were $101,093 representing a decrease of $761,552 or 88.28% from revenues of $853,319 for the same period in 2005. The significant decrease in revenues reflects the deterioration and ultimately the termination of the business relationship with Avani O2, as well as the de-consolidation of Avani O2 as a VIE, all of which occurred during the 2005 period. Revenues for the 2005 period also included $9,326 in cooler rentals and sales. The Company sold its cooler rental and sales business in July 2005, and thus had no corresponding revenue for the 2006 period.

Cost of revenue which includes depreciation for the six-month period in 2006 totaled $191,163, a decrease of $328,740 or 63.2% from $519,903 for the same period in 2005. Cost of revenue as a percentage of sales was 189% for the 2006 period representing an increase of 128.8% from 60.2% for the prior period. The increase in cost of revenue as a percentage of sales for the 2006 period reflects the effect of relatively consistent fixed costs and depreciation against significantly reduced revenue for the period.  Cost of revenue for the six-month period ended June 30, 2006 consisted of costs of goods sold consisting of $142,950 in bottled water, supplies, coolers, and related equipment, and delivery costs (a decrease of $288,587 or 66.9% from $431,537 for the prior period) and $48,366 in depreciation (a decrease of $40,153 or 45.4% from $88,366 for the same period in prior year). The decrease in cost of goods sold for the 2006 period compared with the prior period is due mainly to lower material and labor costs associated with the reduced production levels. The reduction in depreciation for the 2006 period is due to the write off of the Malaysian equipment held by Avani O2 in July 2005. Gross profit for the six-month period ended June 30, 2006 was $(90,070), a decrease of $252,672 or 126% from gross profit of $342,742 for the same period in 2005.

Operating expenses which includes marketing expenses, and general and administrative expenses for the six-month period ended June 30, 2006 totaled $24,750, a decrease of $1,535 or 5.8% from $26,285 for the same period in 2005. General and administrative costs were $284,172 in 2006, a decrease of $91,650 or 24.45% from $375,822 in the prior period. The decrease is due principally to reduced employees and payroll which resulted from sale of 5 gallon business.   Marketing expenses totaled $26,285 for the six-month period in 2006 representing a decrease of $1,535 or 5.8% from $26,285 for the prior period. The relatively constant marketing expenses reflect the Company’s decision in the fourth quarter of 2004 to reduce overall international marketing expenses, particularly in Malaysia. During 2005, the Company wrote off a receivable from Avani O2 in the amount of $1,240,811. There was no write off for the 2006 period. The Company experienced a foreign exchange loss of $32,386 in 2006 compared with a gain of $7,202 in 2005 due to a reduction in the volume of currency exchange transactions and limited fluctuation of the exchange rates between US currency and Canadian currency compared to the same period of prior year. For the 2006 period, and as stated in Note 4 to its financial statements herein, the Company experienced a gain in the amount of $252,230 on the sale of its real estate assets. Loss from operations for the 2006 period is $179,148 compared to a loss of $1,292,974 for the comparable period 2005 due to the reasons discussed above.

During the 2006 period, the Company recorded interest on debts payable of $3,514 compared with $3,238 for the 2005 period. Miscellaneous income was $0 in 2006 compared with $2,278 in 2005 which principally represents taxes paid by Avani O2.

Comprehensive loss for the 2006 period was $121,608 compared with a loss of $311,139 for the same period in 2005. Loss per share was $0.01 in 2006 and $0.02 in 2005.

Liquidity and Capital Resources.

As of June 30, 2006, the Company had working capital of $78,882. Working capital deficit as of December 31, 2005 was $689,799. The increase in working capital is principally a result of the sale of gain experienced on the sale of the Company’s real estate, partially offset by the consolidated loss of the Company for the first fiscal quarter of 2006.

Property, plant and equipment, net of accumulated depreciation, totaled $52,878 on June 30, 2006. Property, plant and equipment, net of accumulated depreciation, totaled $916,246 on December 31, 2005. The decrease is due sale as of the Company’s real estate as discussed in Note 5 to the financial statements herein.

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

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.   The pro-forma loss per share equals the loss per share as reported. During the six months ended June 30, 2006 and 2005, no stock based compensation was granted.

Off Balance Sheet Arrangements. As the Company has adopted FIN 46R effective January 2004, there are no off balance sheet arrangements as of June 30, 2006.

New Accounting Pronouncement. There were no new accounting pronouncement that impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of June 30, 2006 for this Form 10-QSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: August 10, 2006 /s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

#