Form 10QSB
period 2006-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2006-11-13
CIK 1048701

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Wang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avani International Group, Inc. for the period ended September 30, 2006;

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

Date: November 13, 2006

/s/Robert Wang

President and

Principal Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Robinson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avani International Group, Inc. for the period ended September 30, 2006;

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

Date: November 13, 2006

/s/Dennis Robinson

Secretary and

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officers of the registrant certify, to the best of their knowledge, that the registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 2006 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-QSB, fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: November 13, 2006

Avani International Group, Inc.

/s/Robert Wang

President, and

Principal Executive Officer

/s/Dennis Robinson

Secretary and

Principal Financial Officer