Form 10KSB/A
period 2004-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2007-03-27
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

AMENDMENT NO. 1 TO

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

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year. $2,487,674.

As of April 1, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $126,266. This calculation is based upon the average of the bid price of $0.05 and asked price of $0.08 of the common stock on April 1, 2005.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of April 1, 2005 was 14,582,571.

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

EXPLANATORY NOTE

The Company is filing this Amendment #1 on Form 10-KSB (this “Amendment”) in response to comments received from the Staff (the “Staff”) of the Securities and Exchange Commission (“Commission”). These comments relate to the number of shareholders of record as of a recent date of the original report on Form 10-KSB (See Part II, Item 5 below), and certain changes to the audited financial statements of the Company (See Audited Financial Statements of the Company below). Also, please note that the audit report for the relevant periods contained in this Amendment has been prepared by the Company’s current auditors, Jeffrey Tsang & Co. The audit report for the relevant periods contained in the original filing has been prepared by the Company’s former auditors, BDO Dunwoody LLP.

Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the original Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

#

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

•

$605,701 in past due payments for products sold to Avani O2.

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

#

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

#

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

#

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

#

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

#

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

#

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

•

$605,701 in past due payments for products sold to Avani O2.

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

#

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

#

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

As of April 14, 2005, the Company had 729 shareholders of record of its common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

#

The Company’s Equity Compensation Plan Information is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	450,000	(1)	450,000
Equity compensation plans not approved by security holders (2)	3,040,000	(2)	3,040,000
Total	3,490,000	(1)(2)	3,490,000

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

#

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

#

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

#

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

#

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

#

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

If the Company is unable to collect on its trade receivables from its major customer in Malaysia, its available cash and cash equivalents and other accounts receivable will be sufficient to fund its ongoing operations for a period of approximately three months. Irrespective of the outcome of its discussions with Avani O2, the Company intends to raise approximately $500,000 in the next three to six months to finance its ongoing bottled water operations or for other operations through the private placement of its capital stock or through debt financing. If the Company is successful in its endeavors, it believes that the money raised together with cash flow from operations (excluding intercompany transactions) will be sufficient to support

#

its operations for a period of 12 months. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2004, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

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

#

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

#

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

#

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

#

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

#

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

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004 for this Form 10-KSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

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

.

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

Director/

Officer

Name

Age

Since

Position

Robert Wang

57

1999

President and Director

Dennis Robinson

64

1999

Secretary, Treasurer and

Director

Jeffrey Lightfoot

47

1999

Director

------------------------------------------------------------------

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

#

Code of Ethics

-    The  Company expects to adopt a code of ethics that applies to its principal executive officer, principal financial officer,  principal accounting officer or controller, or  persons  performing  similar functions in 2004.

-    For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

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

SUMMARY COMPENSATION

                        Annual Compensation     Long Term Compensation

                                                Awards     Payouts

Name and

Principal             Salary  Bonus    Other    Restr. Options

Position          Year  ($)    ($)      ($)     Stock  SARS   LTIP  Other

Ngai Sou Chang(1) 2002  -0-    -0-      -0-      -0-    -0-    -0-   -0-

Chairman

Robert Wang(2)    2004  (2)    -0-     53,507  -0-    -0-   -0-   -0-

President and     2003 72,000  -0-      (2)    -0-    -0-   -0-   -0-

Director          2002  -0-    -0-      -0-      -0-    -0-   -0-   -0-

Dennis Robinson   2004  -0-    -0-      -0-      -0-    -0-   -0-   -0-

Secretary,        2003  -0-    -0-      -0-      -0-  225,000 -0-   -0-

Treasurer and     2002  -0-    -0-      -0-      -0-    -0-   -0-   -0-

Director

Jeffery Lightfoot 2004  -0-    -0-      -0-      -0-    -0-   -0-   -0-

Director          2003  -0-    -0-      -0-      -0-  225,000 -0-   -0-

                  2002  -0-    -0-      -0-      -0-    -0-   -0-   -0-

---------------------------------------------------------------------------

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

In December 2000, the board of directors adopted, and in February 2001, a majority of shareholders approved, the Company’s 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan is administered by the board of directors. The purpose of the 2000 Plan is to provide an incentive to existing and future contributors to the Company. The 2000 Plan allows the Company to grant options to purchase a maximum of 450,000 shares of common stock to key employees, officers, directors,

#

 and consultants and such other persons determined by the board of directors. No person will receive a grant under the 2000 Plan in excess of 5% of the Company’ issued and outstanding common stock. The exercise price of the options granted under the 2000 Plan will be established by the board of directors. Vesting of options also will be determined by the board of directors. On June 10, 2003, Dennis Robinson and Jeffrey Lightfoot, two directors of the Company, each were granted stock options to acquire 225,000 shares of common stock of the Company under the 2000 Plan. These two grants represent all of the options available under the 2000 Plan. Of the total amount granted, thirty percent of the options vest on the grant date, with the balance vesting on the first anniversary of the grant date. The options enable the holder to acquire the common stock of the Company at a price of $0.05 per share during the first year, and $0.30 during the second year. The option expire on the earlier of; two years from the grant date, one year after the optionee relationship with the Company is terminated by reason of death or disability, or within three months from the date the Optionee ceases to serve as a director of the Company. No options have been exercised under the 2000 Stock Option paln.

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

Title       Name and Address      Amount and nature       Percent

of Class    of Beneficial Owner   Beneficial Ownership    of Class

Common     Robert Wang                      -0-              0%

Stock      President

Common     Dennis Robinson                 230,000(1)       1.5%

Stock      Secretary, Treasurer

           And Director

Common     Jeffrey Lightfoot(1)            230,000(1)       1.5%

Stock      Director

Common     Chin Yen Ong                 17,722,509(2)       63.7%

Stock      106 Taman Sri Selayang

           68100 Batu Caves, Selangor

           Malaysia

Common     Hsien-Ho Lee                  3,800,000(3)        21.8%

Stock      3 Alley 16

           Lane 107, Ho-Ping E Rd.

           Sec 2, Taipei

           Taiwan, R.O.C.

Common     Mao-Lin Hsiao                 6,310,068(4)        32.7%

Stock      6F, 7, Lane 96,

           Chung Shan N. Road,

           Sec.2 Taipei

           Taiwan, R.O.C.

Common

Voon Meng Vee

    2,500,000

17.1%

Stock

35, Tingkat 01k Jalan

Besar, 18300 Gua Musang,

Malaysia

Common

Sow Yen Yip

    2,500,000

17.1%

Stock

No.15 Jalan SS3/98

47300 Petaling Jaya,

Selangor Darul Ehsan,

Malaysia

Common

Tee Ah Siew

    2,120,000(5)

12.3%

Stock

No.6 Jalan 7,Kaw 15

Taman Seng Chai

41300 Kelang

Selangor Darul Ehsan

Malaysia

#

Common

David Pok Beng Kwong

    1,000,000(6)

6.6%

Stock

No.1 Jalan SS 3/46

Petaling Jaya

47300 Selangor Darul Ehsan

Malaysia

Common     Officers and                    460,000(1)     3.2%

Stock      Directors, as

           a group (3 persons)

------------------------------------------------------------------

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

#

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

#

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

#

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

#

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

#

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

#

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

#

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

32 Certification under Section 906 of the Sarbanes-Oxley Act.

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

BDO Dunwoody LLP has served as the Company's Principal Accountant since 2001. Their pre-approved fees billed to the Company are set forth below:

                                      Fiscal year ending    Fiscal year ending

                                       December 31, 2004    December 31, 2003

                                   ---------------------   --------------------

                                   ---------------------   --------------------

Audit Fees                         $             62,636    $

50,000

Audit Related Fees                                  NIL

   NIL

Tax Fees                                            NIL

   NIL

All Other Fees                     $                NIL    $

   NIL

As of December 31, 2003, the Company's Board of Directors did not have a

#

 Formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

#

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting

Firm of Jeffrey Tsang & Co. dated December 4 , 200 6    F-1

Independent Auditor’s Report of E.S. Lim & Co. dated

February 8, 2005

F- 3

-Consolidated Balance Sheets as of December 31, 2004

 and December 31, 2003.................................F- 4

-Consolidated Statements of Operations and

Comprehensive Loss for Fiscal Years Ended

December 31, 2004 and December 31, 2003................F- 5

-Consolidated Statements of Changes in Stockholder's Equity

(Capital Deficit) For Years Ended December 31, 2004

and December 31, 2003..................................F- 6

-Consolidated Statements of Cash Flows for

Fiscal Years Ended December 31, 2004 and

December 31, 2003......................................F- 7

-Summary of Significant Accounting Polices             F- 8

-Notes to Consolidated Financial Statements............F- 15

#

JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Unit 1104, 11/F, Fourseas Building, 208-212 Nathan Road, Kowloon, Hong Kong SAR.

Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI INTERNATIONAL GROUP INC.

(A NEVADA CORPORATION)

We have audited the accompanying consolidated balance sheet of Avani International Group Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Avani O2 Water Sdn. Bhd., a variable interest entity, which statements reflect total assets and total net income of 71% and Nil, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report dated November 16, 2006 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Avani O2 Water Sdn. Bhd., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2004, and the results of its operations and its cash flows for the two years ended December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.

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

/s/ JEFFREY TSANG & CO.

JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong

December 4, 2006

Company No.

489879	V

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI O2 WATER SDN. BHD.

(Company No. 489879-V)

(Incorporated in Malaysia)

We have audited the accompanying balance sheet of Avani O2 Water Sdn. Bhd. as at December 31, 2004 and 2003 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avani O2 Water Sdn. Bhd. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  After the balance sheet date, the Company has suffered losses from its operations.  This raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ E.S. LIM & CO.

E. S. LIM & CO.

Kuala Lumpur, Malaysia

November 16, 2006

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
	A summary of stock option transactions for the years presented is as follows:
					Weighted
					Average
					Exercise
				Number	Price
	Outstanding at January 1, 2002			300,000	$ 0.30
	Granted – employees			1,950,000	0.05
	Granted – non-employees			1,600,000	0.05
	Outstanding at December 31, 2003			3,850,000	0.07
	Expired			(300,000)	0.30
	Exercised			(60,000)	0.05
	Outstanding at December 31, 2004			3,490,000	$ 0.21
	Exercisable at December 31, 2004			3,490,000	$ 0.21
	Exercisable at December 31, 2003			2,275,000	$ 0.10
	Stock options outstanding at December 31, 2004 are summarized as follows:
		Exercise Price
	Number	Year 1	Year 2	Expiry Date

	2,190,000	$0.05	$0.30	June 9, 2005
	1,300,000	$0.05	$0.05	June 9, 2006

	3,490,000

The per share weighted average fair value of stock options granted to employees during 2003 was $0.03, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003:

	Dividend yield Risk-free interest rate Expected volatility Expected lives	Nil 0.57% 289% 2 years

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

March 20 , 200 7

Robert Wang                                     Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Wang

March 20 , 200 7

Robert Wang                                     Date

Director

/s/ Dennis Robinson

March 20 , 200 7

Dennis Robinson                                  Date

Director

/s/ Jeffrey Lightfoot                       March 20 , 200 7

Jeffrey Lightfoot                                Date

Director