Form 10KSB
period 2006-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2007-04-02
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2006

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

Issuer's telephone number: (604) 913-2386

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

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $99,307.

As of March 22, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $491,853. This calculation is based upon the average of the bid price of $0.03 and asked price of $0.07 of the common stock on March 22, 2007.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 22, 2007 was 15,082,571.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

Introduction.

Avani International Group Inc. ("Avani" or "Company") was organized under the laws of the State of Nevada on November 29, 1995.

Since its inception, Avani constructed a bottling facility and engaged in the business of bottling and distributing a bottled water product under the trade name "Avani Water,” which is an oxygen enriched, purified bottled water produced from proprietary technology developed by the Company.

On July 15, 2005, the Company sold to an unaffiliated third party all of its assets comprising the Company’s 2-1/2 and 5 gallon water business in British Columbia, Canada which included certain of the equipment, business records including customer lists, brochures, and samples. In addition, on June 15, 2006, the Company sold to an unaffiliated  third party all of its real property including land, building and building improvements located at #328-17 Fawcett Road, Coquitlam, British Columbia (Canada) V3K 6V2. Since June 2006, the Company has suspended its bottling operations in Canada, and has moved it bottling equipment to Malaysia. Subject to raising additional capital, the Company intends to re-commence operations in the Far east, including  Malaysia.

Avani’s executive offices are located at 108-2419 Bellevue Avenue, West Vancouver, B.C. V7V 4T4 Canada, and its telephone number is (604) 913 2386.

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

Avani has sold its product in the greater Vancouver metropolitan area and internationally, from time to time, mainly to the United States, Malaysia and Japan. The Company also provided home and business delivery of 2.5 and 5 gallon bottles in the Vancouver metropolitan area. The Company's sales nationally and internationally, except in Malaysia, have been limited. During 2004, substantially all of the Company’s distribution was made to Avani O2 Water Sdn. Bhd. (“Avani O2”).  As previously disclosed by the Company and as stated in greater detail below, during late 2004 and in 2005, the Company terminated its business relationships with Avani O2.

On July 15, 2005, the Company sold to an unaffiliated third party, certain assets relating to its water delivery and cooler rental business in the Vancouver area. The assets included the Company’s active customer accounts, three vehicles, and related inventory and equipment. The purchaser paid the Company the sum of $40,000 CDN, and assumed the payment of $89,070 CDN in prepaid water cooler and bottle deposits. The Company also agreed not to compete in any business in British Columbia (Canada) involving the production and sale of 2.5 and 5 gallon water bottles.

On June 15, 2006, the Company sold all of its real estate and improvements located in Coquitlam, British Columbia to Pointer Holdings Ltd., an independent third party. The real estate consisted of approximately 14,000 square feet and was comprised of seven separate buildings. The purchase price was $1,226,000.00 CDN ($1,078,390USD). As of the stated date, the Company has suspended the manufacture and sale of its oxygenated water product. As of the date of this report, the Company does not expect to resume the manufacture and sale of its oxygenated water in Canada, however, it is currently exploring the possibility of resuming operations in other countries in the Far East, including Malaysia.

Prior Agreements with Avani O2.

The Company previously had entered two significant agreements with Avani O2 which are described below.

*

Joint Venture Agreement. On February 18, 2000, Avani and Avani O2 entered into a joint venture agreement, which was later amended on January 15, 2002, January 23, 2003, and April 19, 2004, respectively. The agreement, among other terms, granted Avani O2 licensing rights to establish a bottling facility in Malaysia. Under the agreement,  Avani O2 has the right of first refusal to produce and sell the Company’s proprietary water product on a worldwide basis, except for Canada. Avani contributed bottling equipment relating to its proprietary technology to the Malaysian bottling facility. In exchange, the Company received a 2% royalty from all licensed products and initially a 30% before tax profits interest generated by the bottling equipment. Under the April 2004 amendment, the 30% pre tax net profits interest was replaced with a rental fee payable by Avani O2 to Avani equal to 20,000 Malaysian Ringitt (RM) per each bottling line per month plus 0.19RM per 355ml bottle produced (or 0.00054RM per ml) retroactive to January 1, 2003. Each 3.8 RM equals $1.00 USD. As disclosed in greater detail herein, Avani O2 failed to make certain payments to the Company under the joint venture agreement. On July 1, 2005, the Company terminated the joint venture agreement with Avani O2, along with all licensing rights granted to Avani O2.

*

Asset Sale Agreement. On October 25, 2002, Avani, together with its wholly owned subsidiary, Avani Oxygen Water Corporation entered into a Sale and Purchase Agreement with Avani O2 (“Asset Sale Agreement”). Pursuant to the Asset Sale Agreement, Avani agreed to sell its real estate, located in Coquitlam, British Columbia, and plant and equipment to Avani O2 for a total consideration of $1,650,000 Canadian Dollars (CDN), subject to other terms and conditions. The total purchase price was payable in 24 monthly instalments of $70,620.00 CDN commencing October 1, 2002 to and continuing on the first date of each month ending September 1, 2004; with a final payment of $220,686.00 CDN due on October 1, 2004. Interest accrued on the unpaid balance at the rate of 8% per annum calculated annually. Accrued and unpaid interest also was due and payable on October 1, 2004. Avani O2 made 24 monthly installments totaling of $1,584,000 CDN (or approximately $1,317,804 USD). However, on October 1, 2004, it failed to make the final payment, with accrued interest, totaling $220,686 CDN (or approximately $183,599 USD) under the Asset Sale Agreement. On December 13, 2004, Avani notified Avani O2 that it has terminated the Asset Sale Agreement, and that all payments were non-refundable under the terms of the Asset Sale Agreement.

Mr. Chin Yen Ong, who is the nephew of the Company’s President, was the largest shareholder of Avani 02 prior to July 1, 2005 when he divested the entirety of his Avani O2 stock. He remains a controlling shareholder of the Company.

As of December 31, 2006, Avani O2 owes the Company $77,386 plus interest of $10,255, and  $446,724 plus interest of $56,918 in royalty and net profits (and rentals fees), respectively, under the February 18, 2000 joint venture agreement, and $412,338 plus interest of $112,626 in past due payments for products sold to Avani O2.

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

During fiscal 2005, the Company’s operations were adversely impacted by the loss of Avani O2’s business coupled with Avani 02’s non payment of trade payables and amounts due under the joint venture agreement.  A significant amount of time was devoted by management during fiscal 2005 towards attempting to negotiate and remedy the outstanding payables with Avani O2 without success. This management effort detracted from the Company’s ability to develop other international sales channels during the 2005 period.  As a result of its business dealings with the Malaysian based Avani O2, management recognized Malaysia as a strategic market for its oxygenated water product. Accordingly, during the end of fiscal 2005, the Company determined to wind down its operations in Canada by selling substantially all of its Canadian assets, and determined to re-locate of its operations in the Far East, including Malaysia. As previously disclosed, during 2005 and 2006, the Company divested itself of its local 5 and 2.5 gallon delivery business and its real estate located in Coquitlam, Canada.

As of the date of this report, the Company has not completed a plan of operations for the ensuing 12 month period, which would include a cost analysis of the funds required to re-establish its business in Malaysia. The Company expects that it will be required to raise additional funds in order to re-commence operations in Malaysia.  At this time, the Company has not entered into any binding arrangements regarding its intended Malaysian re-location. Moreover, the Company does not expect any meaningful sales from its Canadian facility in the future. During 2007, the Company has not conducted any operations.

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

Product and Product Features.

In the past, the Company has manufactured and sold its purified, oxygen enriched water in 500 ml and 1.5 liter PET bottles and 2.5 and 5 gallon bottles under the trade name "Avani Water".

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

During fiscal years ending December 31, 2006 and December 31, 2005, the Company had no research and development costs.

Manufacturing Process.

The Company prior manufacturing process consisted of purchasing water from the local municipality which was piped to a holding tank located on premises. From the holding tank, the water travelled through the bottling process at constant pressure. The water initially passed through a 10 micron filter to remove the larger solids and then passes through a series of finer media filters to remove solids greater than 2 microns in size including inorganic metals such as iron, copper and lead. The water then passed through ozonation and carbon filtration processes. Ozonation is the strongest disinfectant and oxidizing agent available for water treatment and is a standard disinfectant for bottled water processing. Activated carbon filtration removed organic compounds such as pesticides and herbicides and associated tastes and odors. The water next passed through a seven membrane reverse osmosis process which removes particles greater than 0.001 micron. The water was demagnetized to remove remaining metals and is exposed to ultraviolet light for aseptic purposes. The water was then placed in a storage tank where high volumes of oxygen (O2) is injected into the purified water under pressure creating an oxygen enriched water product. Following the oxygen enrichment process, the water was piped to the "clean room." The "clean room" is a completely enclosed room with an over-balanced ventilation system which feeds filtered, sterile air to the room. There, the water product was automatically bottled in pre-rinsed bottles, capped and labeled. The bottles are directed to a case packer which automatically loads the bottles into shipping cases for distribution.

For quality assurance purposes, the Company tested its product every two hours at various points in the bottling process, including its finished products.

The Company purchased the plant equipment in Canada in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the production of the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. As of December 31, 2006, the plant equipment has been disassembled and shipped to Malaysia.

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

As of the date of this report, the Company is currently exploring opportunities to manufacture its water product in Malaysia, among other business opportunities, and as such, has not developed a sales and marketing plan for 2007.

During January 2001, Avani contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote its products to the Asian market. In exchange, the Company agreed to pay Mr. Ong the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed to Mr. Ong was cancelled in exchange for issuing 4,160,000 shares of common stock of Avani and stock purchase warrants to acquire 12,480,000 shares of common stock of Avani. Mr. Ong was a controlling shareholder of Avani O2 until July 1, 2005 when he divested himself of his entire equity position in Avani O2. As of December 31, 2005, Mr. Ong is a controlling stockholder of the Company. Mr. Ong is the nephew of the Company’s President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2006, the total outstanding consulting fee payable to Mr. Ong is $275,150 ($320,000 CDN).

Backlog.

The Company had no backlog for the year ended December 31 2006.  Historically, there has been no seasonal impact on the Company's worldwide sales.

Facilities.

Presently, the Company does not maintain any production facilities. Its offices consist of 120 square feet and under a month to month lease agreement. The annual lease payment is $4,761.

The Company also maintains an office in Kuala Lumpur, Malaysia which it opened on August 1, 2006.  These offices consist of 1,200 square feet and under a month to month lease agreement. The annual lease payment is $3,158.

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

Environmental Laws.

Due to its non-operating status, the Company is not subject to any environmental laws. If the Company re-commences operations, it intends to comply with all governing laws affecting environmental issues.

Employees.

As of December 31, 2006, Avani has 2 employees in total, including the Company’s President. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company maintains its offices at 108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada. These offices consist of 120 square feet and are leased from a director of the Company under an oral lease agreement on a month to month basis. The annual lease payment is $4,761.

The Company also maintains an office consisting of 1,000 square feet in Kuala Lumpur, Malaysia which it opened on August 1, 2006.  These offices are leased under oral lease arrangement on a month to month basis. The annual lease payment including utilities is $3,158.

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

     2005

 Low Bid

High Bid

1st Quarter

    0.05

    0.07

2nd Quarter

    0.05

    0.08

3rd Quarter

    0.05

    0.05

4th Quarter

    0.05

    0.06

     2006

 Low Bid

High Bid

1st Quarter

    0.05

    0.06

2nd Quarter

    0.03

    0.05

3rd Quarter

    0.03

    0.05

4th Quarter

    0.05

    0.05

     2007

 Low Bid

High Bid

1st Quarter

    0.03

    0.03

As of March 22, 2007, the Company had 733 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

The Company has no  Equity Compensation Plan Information  as of December 31, 2006.

The Company had no recent sales of unregistered securities not previously reported. In addition, during fiscal 2006, the Company made no purchases of equity securities meeting the requirements of Item 7.03 of Regulation S-B.

Item 6. Management's Discussion and Analysis.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, and its two wholly owned subsidiaries for the period ended December 31, 2006. As discussed above, during 2006, the Company has suspended the production and sale of its oxygenated water. As a result, the year to year comparisons are no longer meaningful in potentially assessing future operations of the Company.

Results of Operations.

Fiscal year end 2006 compared with Fiscal year end 2005.

Revenues for fiscal year ended December 31, 2006 were $99,307 representing a decrease of

$207,887 or 67.7% from revenues of $307,194 for the comparable period in 2005. The Company’s revenues in 2006 consisted solely of water sales (a decrease of $196,361 or 66.4% from $295,668 for the prior period). During the 2005 period, the Company had $11,526 in cooler rentals and equipment sales. The Company sold its local water delivery business, which included cooler sales and rentals, during the 2005 period, and thus had no such sales in 2006. During 2006, substantially all of its water sales were to Japan and the United States. During 2005, substantially all of its total water sales were national sales. The decrease in revenues for the 2006 period reflects the continued deterioration of the Company’s market for its water product, coupled with the sale of its local water delivery business which occurred in 2005. This market deterioration is  due in principal part to the Company’s inability to locate other meaningful sales channels in the overseas market to replace the sales experienced by the Company through Avani O2 during the 2003 and 2004 periods.  Since the termination of its marketing arrangements with Avani O2 during the 2005 period, the Company’s revenues have experienced significant erosion during each successive annual period.

Cost of revenue for the 2006 period totaled $211,527 or 213% of total revenue contrasted with $349,948 or 114% of total revenue for the 2005 period. Cost of revenue in 2006 consisted of $143,525 in direct materials (bottled water, supplies, coolers and related equipment), labor, production overhead, and delivery costs (a decrease of $50,871 or 26.1% from $194,396 for the prior period) and $68,002 in depreciation (a decrease of $87,550 or 56.3% from $155,552 for the prior period). The decrease in cost of revenue as a percentage of sales for the 2006 period reflects the impact  of fixed costs on significantly reduced revenues. Gross loss for the 2006 period was $122,220 contrasted with $43,754 for the prior 2005 period for the reasons discussed above.

Operating expenses which include marketing expenses and general and administrative expenses for the 2006 period totaled $258,208 representing a decrease of $329,521 or 56.1% from $587,729 for the prior period. Marketing expenses totaled $51,230 for the 2006 period, representing a decrease of $12,803 or 20% from $64,033 for the prior period. The decrease in marketing expenses reflects the result of the Company’s past decision to reduce overall international marketing efforts. General and administrative expenses totaled $435,322 for the 2006 period, representing a decrease of $145,538 or 25.1% from $580,860 for the 2005 period. General and administrative costs in 2006 includes salaries to the Company’s President (of $72,000) and related expenses (of $76,764), salaries for other employees, and other office expenses. No research and development costs were incurred in 2006 or 2005. During 2006, the Company had a gain on the sale of assets in the amount of $253,129 from the sale of its real estate, and in 2005, the Company had a gain on the sale of its water delivery business in the amount of $109,024. The Company experienced a foreign exchange loss of $24,865 in 2006 compared with $51,860 in 2005. The decrease in 2006 is due to the reduction in overseas sales compared with the prior period.

Interest expense on outstanding loans totaled $7,054 for the 2006 period, representing an increase of $451 or 6.8% from $6,603 for the prior period. The interest expense in Canadian Dollars is the same for both periods, however, the decrease in US Dollars reflects the strengthening of the US Dollar during the 2006 period. Loss from the discontinued operations in 2005 which consists of  a write off of outstanding payables due from Avani O2 and equipment held by Avani O2 was $710,591.  No comparable loss occurred in 2006. Miscellaneous income which represents unclaimed customer security deposits of $56,516 for the 2006 period representing a decrease of $4,762 from $51,754 for the prior year.

Net loss before extra-ordinary income was $321,046 for the 2006 period compared with a net loss of $1,295,923 for the 2005 fiscal period for the reasons discussed above.

In 2005, the Company recorded an extra-ordinary gain of $1,361,995 relating to the payments received from Avani O2 under the Asset Sale Agreement which were forfeited by Avani O2 under the terms of the agreement. No comparable gain occurred in 2006.  Net loss for the 2006 period was $321,046 compared with a gain for the 2005 period of $66,072. Foreign currency adjustment in 2006 was $46,038 compared with $12,272 for the 2005 period. Comprehensive loss for the 2006 period was $275,008 compared with $78,344 for the 2005 period for the reasons discussed above. Gain per share, basic and diluted, was ($0.02) for the 2006 period contrasted with $0.01 per share.

Liquidity and Capital Resources.

Working capital as of December 31, 2006 was ($38,718) compared with working capital as of December 31, 2005 of $689,799. The increase in working capital for 2006 reflects the gain on the sale of the Company’s real estate which occurred in 2006.

Total assets as of December 31, 2006  were $1,017,054 a decrease of $213,080 from total assets of $1,230,134  as of December 31, 2005.

Property, plant and equipment, net of accumulated depreciation, totaled $20,781 on December 31, 2006. Property, plant and equipment, net of accumulated depreciation, totaled $916,246 on December 31, 2005. The decrease is due to the sale of the Company’s real estate which occurred in 2006.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed herein, the Company has sold its real estate located in Canada and intends to re-locate is water manufacturing business to Malaysia or another country in the Far East, however, the locations has not been determined at this time. In order to re-commence operations, the Company expects that it will need to raise additional working capital to support its operations. At this time, the Company can not predict the amount of funds required, nor can it predict whether it will be successful in raising such funds.

If the Company is required to raise additional funds, it likely will attempt to do so pursuant to the private placement of debt or equity. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the years ended December 31, 2005 and December 31, 2006, respectively, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Off-Balance Sheet Arrangement

As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangement at the end of the 2006 fiscal year.

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. UNCERTAIN FUTURE OF COMPANY’S BUSINESS. As mentioned herein,  the Company has suspended its Canadian operations, and has determined to re-locate its business to Malaysia, or another country in the Far East. While the Company believes that significant demand exists in Malaysia for its oxygenated water, since its inception, the Company, except for a brief period in which it sold products through Avani O2, has been unable to establish any meaningful sales of its water product. Accordingly, the Company cannot predict with certainty the future of its business.

2. THE COMPANY’S ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND THE COMPANY HAS LIMITED WORKING CAPITAL, NEGATIVE NET WORTH AND SUBSTANTIAL CURRENT LOSSES. To date, the Company has met its working capital requirements through the private placement of its securities and loans.  To support its operations and planned re-location, the Company will require additional funds as described in greater detail below.  Since its inceptions, the Company has not generated any significant revenue other than through Avani O2 and has experienced substantial losses.  The Company also has very limited working capital and, as at December 31, 2006 recorded an accumulated deficit of $8,012,065. For the year ended December 31, 2006, the Company reported a comprehensive loss of approximately $275,008.

3. THE COMPANY CAN NOT PREDICT WHETHER IT WILL BE PROFITABLE IN THE FUTURE. If the Company re-locates its water business in Malaysia, in order for it to be successful, the Company, among other factors,  will be required to establish and maintain meaningful channels of distribution. The Company can not predict whether it will be successful in developing and maintaining its new business.

4. NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has not completed its plan of operations for the next 12 months. The Company will need  additional capital in order to re-establish and then maintain operations of its water business. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders. If the Company is unsuccessful in raising additional capital, it likely will preclude the Company’s ability to re-commence and maintain operations in Malaysia.

5. THE COMPANY MAY CONSULTANTS AND EMPLOYEES IN STOCK AS CONSIDERATION FOR THEIR SERVICES WHICH MAY RESULT IN STOCKHOLDER DILUTION.

Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants and employees in stock, warrants or options to purchase shares of our common stock rather than cash.  As of the date of this filing, the Company owes its President the sum of $521,191 in past due compensation and re-imbursements. Payments for services in stock may materially and adversely affect the Company’s stockholders by diluting the value of outstanding shares of our common stock.

6. SEEKING OTHER BUSINESS OPPORTUNITIES. As a result of the termination of its business relationship with Avani O2, the Company is seeking to acquire other business opportunities by merger, share exchange or other combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of the Company’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

7. LIMITED DISTRIBUTION CHANNELS. As of December 31, 2006, the Company has limited distribution channels in its markets. Following the relocation of its operations in Malaysia, it will be required to seek a new distribution base for its product. Although the Company continues to seek distributors to advance sales, to date it has been unsuccessful in establishing any meaningful distributor arrangements.

8. COMPETITION. The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, many of its competitors’ products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. Although the Company believes that its smooth taste and its unique oxygen enrichment offers a competitive distinction in the bottled water market, to date the Company has been unable to effectively compete in this market.

9. PENNY STOCK REGULATION. The Company's common stock is deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sells such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

10. VOLATILE PRICES AND LIMITED VOLUME FOR THE COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

11. THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS ON ITS COMMON

STOCK.  The Company has never declared or paid dividends on its common stock.  It intends to retain future earnings to develop and commercialize its products and therefore it does not intend to pay cash dividends in the foreseeable future.

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006 for the Form 10-KSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared. In addition, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

Item 8B. Other Information.

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

Age

Since

Position

Robert Wang

59

1999

President and Director

Dennis Robinson

66

1999

Secretary, Treasurer and

Director

Jeffrey Lightfoot

49

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2006, the Board of Directors held no regular meetings, however, it took8 actions by unanimous written consent.   The Board of Directors has not established an Audit Committee and the functions of which are performed by the Board.  Mr. Dennis Robinson is the financial expert of the Board.  The Audit Committee recommends engagement of the Company's independent auditors, is primarily responsible for approving the services performed by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

Code of Ethics

-    The Company expects to adopt a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2006.  For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, are set forth in the following table:

SUMMARY COMPENSATION

                                                                                        Non-Equity     Non-Qualified

                         Stock      Option    Incentive Plan  Deferred Comp  All Other

Principal

Salary  Bonus  Awards   Awards  Compensation  Earnings              Comp       Total

Position

    Year

   ($)     ($)         ($)            ($)                ($)                     ($)                 ($)            ($)

Robert Wang(1)   2006 72,000    -0-         -0-           -0-                 -0-                     -0-               48,298 120,298

President and

   2005  72,000   -0-         -0-          -0-                 -0-                      -0-              43,330  115,330

Director

   2004  72,000   -0-         -0-          -0-                 -0-                      -0-               39,965 111,965

Dennis Robinson   2006    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0-

Secretary,               2005    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0- -

Treasurer and         2004    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0- -

Director

Jeffery Lightfoot    2006     -0-      -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

Director

                  2005   --0-       -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

                                2004    -0-       -0-          -0-         -0-                  -0-                     -0-                -0-           -0- -

------------------------------------------------------------------------------------------------------------------------

(1). Under his management agreement with the Company, Mr. Wang is entitled to a salary of $72,000 commencing with fiscal year 2004, and is entitled to a daily overseas expense allowance of $175 CDN. The allowance relates to food and lodging when the officer is in Malaysia on Company business. Mr. Wang also is reimbursed for expenses incurred on behalf of the Company. . For fiscal 2006, Mr. Wang was reimbursed $28,466 for transportation expenses, and was entitled to receive $72,000 as salary, and $43,330 as an overseas living allowance. As of the date of this report, both amounts remain unpaid and have been accrued by the Company. For fiscal 2005, Mr. Wang was entitled to receive $72,000 as salary, and $43,330 as an overseas living allowance. As of the date of this report, both amounts remain unpaid and have been accrued by the Company. For the same period, Mr. Wang also received $26,654 as re-imbursement for transportation expenses incurred, and is entitled to re-imbursement of marketing expenses incurred on behalf of the Company estimated to be $12,000 for the period. For fiscal 2004, Mr. Wang was entitled to receive $72,000 as salary, and $39,965 as an overseas living allowance. As of the date of this report, both amounts remain unpaid and have been accrued by the Company. For the same period, Mr. Wang also received $22,433 as re-imbursement for transportation expenses incurred, and is entitled to re-imbursement of marketing expenses incurred on behalf of the Company estimated to be $18,000 for the period.

As of the date of this report, the total amount of accrued salary, living allowance and marketing expenses due to Mr. Wang is $521,191.

Employment Agreements, Compensation to Directors, and Stock Option Plans.

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

No compensation was paid to any directors of the Company in such capacity during 2006, 2005 or 2004. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

Other than as stated above, the Company does not have any other form of compensation payable to its officers or directors, including any equity awards, stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of March 22, 2007, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. Except as otherwise indicated, the address of each party is the address of the Company. The following is based on 15,082,698 shares of common stock outstanding as of March 22, 2007, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Title

Name and Address

Amount and nature

Percent

of Class

of Beneficial Owner

Beneficial Ownership

of Class

Common

Robert Wang

      -0-

 0%

Stock

President

Common

Dennis Robinson

                  -0-

 0%

Stock

Secretary, Treasurer

And Director

Common

Jeffrey Lightfoot

                  -0-

 0%

Stock

Director

Common

Chin Yen Ong

18,222,509(1)

64.3%

Stock

106 Taman Sri Selayang

68100 Batu Caves, Selangor

Malaysia

Common

Tee Ah Siew

 4,105,047(2)

 24.8%

Stock

No.6 Jalan 7,Kaw 15

Taman Seng Chai

41300 Kelang

Selangor Darul Ehsan

Malaysia

Common

Officers and

           -0-

  0%

Stock

Directors, as  a group (3 persons)

-----------------------------------------------------------------------------------------------------------

(1). The amount represents 4,985,003 shares of common stock of the Company, and stock purchase warrants to acquire 13,237,506 shares of common stock. Of the total warrants, (i) 12,480,000 are exercisable at $0.07 per share on or before July 15, 2007, and (ii) 757,506 are exercisable at $0.07 per share on or before May 13, 2007 (see “Certain Relationships and Related Transactions”).

(2). The amount represents 2,605,017 shares of common stock, and stock purchase warrants to acquire 1,500,000 shares of common stock. The stock purchase warrants are exercisable at $0.06 per share on or before September 2, 2008.

Item 12. Certain Relationships and Related Transactions.

The Company maintains its offices at 108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada. These offices consist of 120 square feet and are leased from a director of the Company under an oral lease agreement on a month to month basis. The annual lease payment is $4,761.

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

21 (i)  Subsidiaries of Registrant.

31 Certification under Section 302 of the Sarbanes-Oxley Act.

32 Certification under Section 906 of the Sarbanes-Oxley Act.

Item 14. Principal Accountant Fees and Services.

Jeffrey Tsang & Co.is the Company’s principal accountant and has  provided auditing services for the Company during the 2006 and 2005 periods. Their pre-approved fees billed to the Company are set forth below:

                                      Fiscal year ending        Fiscal year ending

                                       December 31, 2006      December 31, 2005

                                   ---------------------   --------------------

                                   ---------------------   --------------------

Audit Fees                         $ 54,000                         $53,460

Audit Related Fees                NIL

                NIL

Tax Fees                                NIL

                NIL

All Other Fees                     $NIL

$  NIL

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed.  All of the services described above were approved by the Board of Directors in accordance with its procedures.

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

-Report of Independent Registered Public Accounting

Firm of Jeffrey Tsang & Co. dated March 26, 2007

F-1

-Consolidated Balance Sheets as of December 31, 2006

 and December 31, 2005.................................

F-3

-Consolidated Statements of Operations and

Comprehensive Loss for Fiscal Years Ended

December 31, 2006 and December 31, 2005................

F-4

-Consolidated Statements of Changes in Stockholder's Equity

(Capital Deficit) For Years Ended December 31, 2006

and December 31, 2005..................................

F-5

-Consolidated Statements of Cash Flows for

Fiscal Years Ended December 31, 2006 and

December 31, 2005.....................................

F-6

-Summary of Significant Accounting Polices

F-7

-Notes to Consolidated Financial Statements.........

F-12

 JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Unit 1104, 11/F, Fourseas Building, 208 Nathan Road, Kowloon, Hong Kong SAR.

Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: hkjtc@biznetvigator.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI INTERNATIONAL GROUP INC.

(A NEVADA CORPORATION)

We have audited the accompanying consolidated balance sheet of Avani International Group Inc. as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2006 and December 31, 2005, and the results of its operations, changes in stockholders’ equity and its cash flows for the two years ended December 31, 2006 and 2005, in conformity with United States generally accepted accounting principles.

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

/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

JEFFREY TSANG & CO.

Hong Kong

March 26, 2007

28/F-1

Avani International Group Inc.
Consolidated Balance Sheets(Expressed in US dollars)
December 31	2006	2005
Assets
Current
Cash and cash equivalents	$968,419	$168,310
Accounts receivable (net of allowance for doubtful accounts
in 2006 - $Nil; 2005 - $2,569)	920	5,470
Inventories (Note 2)	-	107,227
Prepaid expenses	5,427	5,750
	974,766	286,767
Property, plant and equipment (Note 3)	20,781	916,246
Other assets (Note 4)	21,507	27,131
	$1,017,054	$1,230,134
Liabilities and Stockholders’ Equity (Capital Deficit)
Liabilities
Current
Accounts payable	$797,561	$677,904
Accrued liabilities	69,059	133,031
Debts payable (Note 5)	138,436	131,843
Unearned revenue and deposits	8,428	33,758
	1,013,484	976,556
Obligations payable (Note 6)	285,745	285,745
	1,299,229	1,262,301
Commitments and Contingencies (Notes 9, 10 and 12)
Stockholders’ Equity (Capital Deficit)
Capital stock (Note 8)
Authorized
400,000,000 common shares, par value of $0.001
Issued and outstanding
15,082,571 (2005– 14,582,571)	15,083	14,583
Additional paid-in capital	7,717,620	7,693,120
Accumulated deficit	(8,012,065)	(7,691,019)
Accumulated other comprehensive loss
- foreign exchange translation	(2,813)	(48,851)

	(282,175)	(32,167)
	$1,017,054	$1,230,134
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements. 29/F-2

Avani International Group Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
For the years ended December 31	2006	2005
Revenue
Bottled water and supply sales	$99,307	$295,668
Cooler rentals and equipment sales	-	11,526
	99,307	307,194
Cost of revenue
Cost of goods sold (excluding depreciation)	143,525	194,396
Depreciation	68,002	155,552
	211,527	349,948
Gross profit	(112,220)	(42,754)
Operating expenses
Marketing	51,230	64,033
General and administration	435,322	580,860
Loss on sale of assets (gain) (Note 12)	(253,129)	(109,024)
Foreign exchange loss (gain)	24,865	51.860
	258,208	587,729
Loss from operations	(370,508)	(630,483)
Other income (expenses)
Interest on debts payable	(7,054)	(6,603)
Loss from discontinued operations (Note 8)	-	(710,591)
Miscellaneous income	56,516	51,754
	49,462	(665,440)
Net loss before extra-ordinary income	(321,046)	(1,295,923)
Extra-ordinary income (Note 15)	-	1,361,995
Net profit (loss) for the year	(321,046)	66,072
Foreign currency translation adjustment	46,038	12,272
Comprehensive gain (loss) for the year	$(275,008)	$78,344
Gain (Loss) per share - basic and diluted	$(0.02)	$0.01
Weighted average shares outstanding	14,832,571	14,582,571
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements 30/F-3.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2005	14,582,571	$14,583	$7,693,120	$(7,757,091)	$(61,123)	$(110,511)
Issuance of common stock on exercise of options	-	-	-	-	-	-
Stock option compensation	-	-	-	-	-	-
Net loss for the year	-	-	-	66,072	-	66,072
Foreign exchange translation adjustment	-	-	-	-	12,272	12,272
Balance, December 31, 2005	14,582,571	14,583	7,693,120	(7,691,019)	(48,851)	(32,167)
Issuance of common stock on exercise of warrants	500,000	500	24,500			25,000
Net loss for the period	-	-	-	(321,046)	-	(321,046)
Foreign exchange translation adjustment	-	-	-	-	46,038	46,038
Balance, December 31, 2006	15,082,571	$15,083	$7,717,620	$(8,012,065)	$(2,813)	$(282,175)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statement

31/F-4

s

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
For the years ended December 31	2006	2005
Cash provided by (used in)
Operating activities
Net loss for the year	$(321,046)	$66,072
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Depreciation and amortization	101,909	175,769
Loss on disposal of assets (gain)	(252,230)	(76,010)
(Increase) decrease in assets
Accounts receivable	4,550	276,201
Inventories	107,227	(26,476)
Prepaid expenses	323	(2,550)
Increase (decrease) in liabilities
Accounts payable	126,230	169,930
Accrued liabilities	(63,972)	13,231
Unearned revenue and deposits	(25,330)	(61,059)
Cash provided (used in) discontinued operations (Note 7) C	-	710,591
Cash provided (used in) operating activities from continuing operations	(322,339)	1,009,298

Investing activities
Acquisition of equipment	-	(8,884)
Proceeds from sale of capital assets	1,018,895	-
	1,018,895	(8,884)
Financing activities
		-
Issuance of common shares	250,000
Proceeds on forfeited deposits loans and obligation payable	-	(1,361,995)
	250,000	(1,361,995)
Increase (decrease) in cash during the year	721,556	(361,581)
Effect of foreign exchange on cash	78,553	28,258
Cash and cash equivalents, beginning of year	168,310	501,633
Cash and cash equivalents, end of year	$968,419	$168,310
Supplemental Information:
Interest paid	$7,504	$6,603

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

32/F-5

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
Basis of Presentation

These consolidated financial statements are expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles.  Included in the financial statements for the year ended December 31, 2006 and 2005 are the accounts of the Company and its wholly-owned subsidiaries (Avani Oxygen Water Corporation and Avani International Marketing Corporation).

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

Foreign Currency Translation and Transactions

The parent company's functional currency is the United States dollar, however, the functional currency of the consolidated entity is the Canadian dollar as substantially all of the Company's operations have been in Canada.  The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission ("SEC").

33/F-6

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
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

Deposits received for bottles and coolers are accrued as liabilities until refunded upon return of bottles and coolers.
Freight charges billed to customers are included in Revenue while associated freight costs are included in Cost of Revenue.

Cash and Cash Equivalents	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. 34
Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
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
December 31, 2006 and 2005
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

For the years ended December 31, 2006 and 2005, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 21,812,557 (2005 – 26,352,557) were not included in the computation of loss per share because their effect was anti-dilutive.

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

37

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
Stock Based Compensation - Continued

SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure“ amends the disclosure requirements of SFAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair value method of accounting for stock-based compensation.

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees as the exercise price of these options is greater than the market price of the underlying stock. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, (based on a dividend yield of Nil; risk-free interest rate of 0.57%; expected volatility of 289%; and expected life of 2 years) the Company's net loss and loss per share would have been increased as follows:

Years Ended

December 31

              2006

2005

Net loss, as reported

$(321,046)

$66,072

Deduct: Stock-based employee compensation

  expense determined under fair-value

  based method for all awards not

  included in net loss

                           -                         -_

Pro-forma net loss

    $(321,046)

$66,072

Loss per share:

  Basic and diluted – as reported

          $(0.02)

         $0.01

  Basic and diluted – pro-forma

          $(0.02)

         $0.01

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
December 31, 2006 and 2005
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

Avani O2 Water Sdn. Bhd. (“Avani O2”) was incorporated in July 1999 in Malaysia mainly to explore the opportunities of developing and marketing bottled water in South East Asia. In 2000, Avani O2 entered into a joint-venture agreement to establish a bottling facility in Malaysia and granted the world-wide rights and licenses, except in Canada, to access and use for all purposes the Company’s technology of producing oxygen enriched bottled water.

Avani O2 was considered a VIE of the Company because, pursuant to the joint-venture agreement, the Company was entitled to, among other things, receive a 2% royalty on all revenue from all licensed products and 30% of the before tax profits generated by the bottling line contributed by the Company to Avani O2 (replaced by a rental fee as amended in 2004) and to appoint two of the three directors on the Board of Directors of Avani O2.  As a result, it was determined that the equity investors of Company did not have a controlling financial interest in the Company and the Company was the primary beneficiary of Avani O2, the VIE. According to the above-noted requirements, the Company commenced consolidating Avani O2 in 2004.

Effective July 1, 2005, as a result of the Company terminating the royalty and net profits agreement with Avani O2, changes in Avani O2’s equity holding, and other maters, management of the Company determined that the Company no longer meets the criteria of being a primary beneficiary (as described under FIN No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB51”) of Avani O2 and as such was no longer required to consolidate the financial information of Avani O2. As a result, the assets and liabilities of Avani O2 and results of operations for the year for the periods contained in this report no longer form part of these consolidated financial statements.

In addition, in connection with a dispute between the Company and Avani O2 over, among other matters, payment of accounts owing to the Company (which at December 31, 2004, were eliminated on consolidation), the Company obtained a Garnishing Order against Avani O2 in the amount of Approximately $704,855 (CDN $863,728). On October 25, 2005, as ruled by the Court, an amount of approximately $195,542 (CDN$227,357) was received by the Company, garnished from Avani O2’s bank account, as partial payment for Avani O2’s balances owing to the Company. While management continues its best efforts to collect all amounts owing from Avani O2, as a result of the difficulties that have arisen in the past with the collection of these accounts receivable, management has decided to write off all receivables due from Avani O2 (excluding the garnished amounts received on October 25, 2005), which has resulted in a charge to discontinued operations of $427,906 for the year ended December 31, 2005 (Note 7).

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

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
December 31, 2006 and 2005
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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses to date of $8,012,065 which includes a comprehensive loss of $275,008 for the current year.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.	Inventories
			2006	2005
	Supplies	$	nil	$102,050
	Finished goods		nil	5,177
		$	Nil	$107,227

42/F-7

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
3.	Property, Plant and Equipment
		2006	2005
	Canada
	Land	$-	$188,885
	Building	-	1,017,340
	Plant equipment	-	651,260
	Office furniture and equipment	67,125	61,874
		67,125	1,919,359
	Less: Accumulated depreciation	(46,344)	(1,003,113)
		$20,781	$916,246

During the year ended December 31, 2002, as discussed above, the Company entered into an joint venture agreement with Avani O2 ("the Licensee") to establish a bottling facility in Malaysia, and granted the Licensee the first right of refusal of the exclusive worldwide (except Canada) rights and licenses to the Company's oxygen enrichment technology.  The Company is also allowing the Licensee the use of approximately $208,481 net of depreciation (2004 - $237,314), of bottling and processing equipment, located in Malaysia, required to produce the product.  In exchange, the Company is entitled to receive a 2% royalty on all revenue from all licensed products and 30% of the before-tax profits generated by the contributed bottling line (which was replaced by a rental fee as amended in 2004).  These transactions were eliminated upon consideration.  During 2002, the Company assigned certain of its rights to the Net Profits Interest to certain lenders in satisfaction of outstanding loans (Note 7).

In October 2002, the Company entered into an Asset Sale Agreement with Avani O2 whereby the Company agreed to sell its Canadian building and related land in Canada and production equipment in Canada and Malaysia to Avani O2 with a carrying amount of approximately $1,065,000 for proceeds of CDN$1,650,000 (US$1,418,745 at the December 31, 2005 year end exchange rates) plus interest charges at 8% per annum and applicable taxes.  The proceeds were to be received over two years in twenty-four monthly installments of CDN$70,620 (US$58,752) and a final payment of CDN$220,686 (US$183,600) due October 1, 2004.  Total installment of US$1,360,275 (CDN $1,582,000) was received by the Company by the year ended December 31, 2004. Avani O2 failed to make the final payment of CDN$220,686 (US$183,600) even after an extension was provided, and the Company terminated the agreement. (Note 13). As a result, the installment of $1,360,275 was forfeited and recorded as an extra-ordinary income for the year ended December 31, 2005.

Avani International Group Inc.
Notes to the Consolidated Financial Statements (Expressed in US Dollars)
December 31, 2006 and 2005
4.	Other Assets

The trademark and license is carried on the consolidated balance sheet at net book value of $21,507 (2004 - $27,131) which is calculated based on the original cost of the asset at $53,631 net of accumulated amortization of $32,124.  Amortization expense of $5,360 was charged to the Statement of Operations and Comprehensive Loss in 2005 (2005 – $5,536) and annual amortization of approximately $5,300 is estimated to be expensed in each of the next five years.

5.	Debts Payable
		2006	2005
	Loan payable on demand, unsecured and bearing simple
	interest at 8%, calculated annually.	$138,436	$131,843
6.	Obligations Payable
		2006	2005
	Assignment of net profits interest	$285,745	$285,745
		$285,745	$285,745

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

7.	Discontinued Operations

For the year ended December 31, 2005, the detailed charges to the discontinued operations are as bellows:

Write-of accounts receivable from Avani O2:          $502,110

Loss on equipment held in Malaysia                       $208,481

Total loss: $710,591 44

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
8.	Capital Stock
	Transactions not disclosed elsewhere in these consolidated financial statements are summarized as follows:
	a)

In August 2003, the Company completed a private placement of 5,000,000 shares of common stock at $0.06 per share for gross proceeds of $300,000. In connection with the share issuance, the Company agreed to pay a finder's fee to a third party, who is the Company’s largest shareholder, equal to 10% of the gross proceeds, totaling $30,000 in cash and 1,500,000 share purchase warrants.  These warrants are fully exercisable at any time within 5 years at an exercise price of $0.06 per share, expiring on September 2, 2008.  The warrants were valued at $59,900 based on the Black-Scholes option pricing model, using the following assumptions: dividend yield Nil%; risk-free interest rate 2.12%; expected volatility 289%; expected life 5 years.

	b)

As at December 31, 2006, the Company had 21,812,557 (2005 – 22,862,557) fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants were granted in connection with the share issuance (Note (a) above), and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002.  These warrants are exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

On June 21, 2006, 500,000 share purchase warrants were exercised at the price of $0.05 per share.

On September 26, 2006, 550,000 warrants granted on September 26, 2001 expired.

		A summary of share purchase warrant transactions for the years presented is as follows:
				Weighted
				Average
				Exercise
			Number	Price
		Outstanding at January 1, 2002	1,347,500	$1.80
		Granted	20,812,557	$0.03
		Expired	(797,500)	$3.00

		Outstanding at December 31, 2002	21,362,557	$0.03
		Granted (a) and (b)	1,500,000	$0.07
		Outstanding at December 31, 2005	22,862,557	$0.05
		Exercise of warrants on June 21, 2006	500,000	$0.05
		Warrants expired on September 26, 2006	550,000	$0.05
		Outstanding on December 31, 2006	21,812,557	$0.05

Share purchase warrants totaling 21,812,557 are exercisable and remain outstanding on December 31, 2006, of which 1,500,000 were granted August 2003, and 20,312,557 granted May 13 and July 15, 2002.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
8.	Capital Stock - Continued
c)

During the year ended December 31, 2003, the Company granted 1,100,000 stock options to certain consultants as compensation for consulting services.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year.  Of these options, 30% vested immediately with the remaining 70% to be vested on the one year anniversary of the date of grant. The Company also granted 500,000 fully vested options to a consultant, which entitles the holder to purchase one share of the Company's common stock at $0.05 per share for a three-year period. On November 18, 2002, the Company granted 300,000 stock options to a consultant as compensation for consulting services.  Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year. Of these options, 30% vested immediately with the remaining 70% to be vested one year after the date of grant. The above described options expired during fiscal  2006.

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

			2006	2005
		Dividend yield	Nil	Nil
		Risk-free interest rate	Nil	Nil
		Expected volatility	Nil	Nil
		Expected lives	Nil	Nil

Compensation expense was amortized over the vesting period and expenses totaling $Nil for the year ended December 31, 2006 and 2005, and $83,363 for the year ended December 31, 2004, were included in general and administration expenses.

On June 10, 2003, the Company granted 1,950,000 stock options to Company employees and directors. Of this amount, 1,150,000 stock options have an exercise period of two years.   Each option entitles the holder to purchase one share of the Company’s common stock at $0.05 per share during the first year and $0.30 per share in the second year. Only 30% of the options granted during the period are exercisable immediately with the remaining 70% to be vested on the one year anniversary of the date of grant. Another 800,000 fully vested stock options have an exercisable period of 3 years and an exercise price of $0.05 per share. The above described options expired during fiscal 2006.

As there was no stock-based compensation awarded to employees during the year ended December 31, 2005, the pro-forma information for the period ended December 31, 2006 equals the information as reported on the statement of Operations and Comprehensive Income (Loss).

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
8.	Capital Stock - Continued
	A summary of stock option transactions for the years presented is as follows:
			Weighted
			Average
			Exercise
		Number	Price
	Outstanding at January 1, 2002	300,000	$ 0.30
	Granted – employees	1,950,000	0.05
	Granted – non-employees	1,600,000	0.05
	Outstanding at December 31, 2003	3,850,000	0.07
	Expired	(300,000)	0.30
	Exercised	(60,000)	0.05
	Outstanding at December 31, 2004	3,490,000	$ 0.21
	Expired Cancelled Exercisable at December 31, 2005	3,490,000 (2,190,000) (300,000) 1,000,000	$ 0.21 0.30 0.05 0.05
		1,000,000	$ 0.05
	Expired on June 9, 2006	(1,000,000)	0.05
	Exercisable at December 31, 2006	Nil

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
9.	Income Taxes
	The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:
		2006	2005
	Net operating and capital losses	$1,801,000	$1,801,000
	Property, plant and equipment	172,000	172,000
	Valuation allowance	(1,973,000)	(1,973,000)
	Deferred tax assets (liability)	$-	$-

The tax benefit of net operating and capital losses carried forward and the associated valuation allowance were reduced by approximately $239,000 (2005 - $Nil), representing the tax effect of losses which expired in the year

		2006	2005
	Provision (benefit) at the federal US statutory rate of 34%	$(109,000)	$21,000
	Foreign income taxes at other than the federal US statutory rate	(34,000)	24,000
	Effect of reduction in foreign income tax rates	(11,000)	18,000
	Effect of foreign exchange on valuation allowance	40,000	(45,000)
	Tax effect of reduction in losses carry forward from sale of
	subsidiary	-
	Tax effect of loss on settlement of payables	-	-
	Tax effect of gain on settlement of debt	-	-
	Utilization of net operating loss	-
	Non-deductible expenses	25,000	53,000
	Increase (decrease) in valuation allowance	89,000	55,000
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,297,000 for U.S. income tax purposes, which if not used will expire during the years 2012 through 2025.  At December 31, 2006, the Company had net operating loss carryforwards of approximately $3,090,000 for Canadian income tax purposes, which if not used will expire during the years 2006 through 2012 and allowable capital losses of approximately $Nil (2005 - $Nil) which are available to offset against future capital gains.

#

#

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
10.	Lease Obligations

For the years ended December 31, 2006 and 2005 total rental expenses under leases amounted to $7,174 and $7,018, respectively.  At December 31, 2006, the Company was obligated under various noncancelable operating lease arrangements for office equipment for a total of $1,150 in 2007.

These transactions were recorded at the exchange value representing amounts agreed upon by the related parties.
11.	Related Party Transactions
Related party transactions not disclosed elsewhere in these consolidated financial statements include:

During the year ended December 31, 2006, the President of the Company was reimbursed  $28,466 (2005 - $26,654) for transportation expenses.  The Company accrued $Nil of marketing expenses (2005 - $12,000), salary compensation of $72,000 (2005 - $72,000) and $48,298 (2005 - $43,330) of overseas living allowance for the year ended December 31, 2006, all of which are payable to the President of the Company.

12.

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

On June 15, 2006, the Company sold its real property including land, building and building improvements for proceeds of approximately $1,018,895. The net book value of its real property was approximately $766,665 on June 15, 2006, and the sale generated a gain of 252,230. After the sale of its real property, its production of water has been suspended.

13.	Extra-ordinary income

As discussed in Note 3 above, Avani O2 made total installments of US$1,360,275 (CDN $1,582,000) to the Company in connection with the Asset Sale Agreement. However,  Avani O2 failed to make the final payment of CDN$220,686 (US$183,600) under the agreement. On December 14, 2004, the Company terminated the agreement. As a result, the installment of $1,360,275 was forfeited and recorded as an extra-ordinary income for the year ended December 31, 2005.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/Robert Wang

April 2, 2007

Robert Wang                                     Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                         April 2, 2007

Robert Wang                                Date

Director

/s/Dennis Robinson                      April 2, 2007

Dennis Robinson                             Date

Director

/s/Jeffrey Lightfoot                    April 2, 2007

Jeffrey Lightfoot                            Date

Director