Form 10KSB/A
period 2005-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2007-04-03
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment No. 1

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

Explanatory Note

The Company filed its Form 10-KSB for the period ended December 31, 2005 (“Form 10-KSB”) with the Securities and Exchange Commission on April 12, 2006. However, the Form 10-KSB omitted the Company’s audited report for the annual period ended December 31, 2004, as well as the audit report of Avani O2 Oxygen Water Sdn. Bhd (“Avani O2”), a Malaysian company and formerly a variable interest entity (“VIE”) of the Company (see discussions below regarding Avani O2 as the Company’s VIE) for the same period. This Amendment No. 1 to  Form 10-KSB contains the Company’s audit report and Avani O2’s audited report, both for the annual periods ended December 31, 2004. No changes were made to the financial statements.

Except to the extent expressly set forth herein, this amended Form 10-KSB speaks as of the filing date of the original Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this amended Form 10-KSB should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

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

     2004

 Low Bid

High Bid

1st Quarter

    0.05

    0.75

2nd Quarter

    0.21

    0.75

3rd Quarter

    0.11

    0.34

4th Quarter

    0.07

    0.20

     2005

 Low Bid

High Bid

1st Quarter

    0.05

    0.07

2nd Quarter

    0.05

    0.08

3rd Quarter

    0.05

    0.05

4th Quarter

    0.05

    0.06

     2006

 Low Bid

High Bid

1st Quarter

    0.05

    0.06

As of April 1, 2006, the Company had 729 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

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

#

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

-Report of Independent Registered Public Accounting

Firm of Jeffrey Tsang & Co. dated December 4, 2006

 F-1

-Report of Independent Registered Public Accounting

Firm of E.S. Lim  & Co. dated November 16, , 2006

 F-1

-Consolidated Balance Sheets as of December 31, 2005

 and December 31, 2004.................................F-3

-Consolidated Statements of Operations and

Comprehensive Loss for Fiscal Years Ended

December 31, 2005and December 31, 2004.................F-4

-Consolidated Statements of Changes in Stockholder's Equity

(Capital Deficit) For Years Ended December 31, 2005

and December 31, 2004..................................F-5

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

Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com

____________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI INTERNATIONAL GROUP INC.

(A NEVADA CORPORATION)

We have audited the accompanying consolidated balance sheet of Avani International Group Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for the year ended December 31, 2004 of Avani O2 Water Sdn. Bhd., a variable interest entity of the Company for that year, which statements reflect total assets and total net income of 71% and Nil, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report dated November 16, 2006 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Avani O2 Water Sdn. Bhd., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. as of December 31, 2005, and the results of its operations and its cash flows for the two years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

F-1

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

/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong

December 4, 2006

F-1

#

Company No.

489879	V

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI O2 WATER SDN. BHD.

(Company No. 489879-V)

(Incorporated in Malaysia)

We have audited the accompanying balance sheet of Avani O2 Water Sdn. Bhd. as at December 31, 2004 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avani O2 Water Sdn. Bhd. as at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  After the balance sheet date, the Company has suffered losses from its operations.  This raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ E.S. Lim & Co

E. S. LIM & CO.

Kuala Lumpur, Malaysia

November 16, 2006

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

For the years ended December 31, 2005 and 2004, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 26,352,557 were not included in the computation of loss per share because their effect was anti-dilutive. F-8

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2005 and 2004
Comprehensive Income

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
Stock Based Compensation – Continued

SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure“ amends the disclosure requirements of SFAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair value method of accounting for stock-based compensation.

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees.  Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options.  Accordingly, no compensation has been recognized in connection with options granted to employees as the exercise price of these options is greater than the market price of the underlying stock. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, (based on a dividend yield of Nil; risk-free interest rate of 0.57%; expected volatility of 289%; and expedted life of 2 years) the Company’s net loss and loss per share would have been increased as follows:

Years Ended

December 31

1

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
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
1.	Nature of Business and Ability to Continue as a Going Concern

Avani International Group Inc. (the “Company”), a Nevada corporation, incorporated on November 29, 1995, has constructed a bottling facility in Coquitlam, British Columbia and has been engaged in the business of developing, manufacturing and distributing an oxygen enriched, purified bottled water under the trade name “Avani Water” for domestic and export sales.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses to date of $7,691,019 which includes an operating profit for the current year of $66,072.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company’s export business and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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
	F-12

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

Total loss: $710,591 F-14

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

At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,536,000 for U.S. income tax purposes, which if not used will expire during the years 2011 through 2024.  At December 31, 2005, the Company had net operating loss carryforwards of approximately $4,011,000 for Canadian income tax purposes, which if not used will expire during the years 2005 through 2011 and allowable capital losses of approximately $Nil (2004 - $Nil) which are available to offset against future capital gains. F-18

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