Form 10QSB
period 2007-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2007-05-14
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 30, 2007

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of May 4, 2007 was 15,082,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Interim Balance Sheets as of March 30, 2007

        (unaudited) and December 31, 2006 (audited).

  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months Ended

        March 30, 2007 and 2006 (unaudited).

  4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three Months Ended

        March 30, 2007 and 2006 (unaudited).

       -Notes to Consolidated Interim Financial Statements.

  7

Item 2. Management's Discussion and Analysis.

11

Item 3. Effectiveness of the Registrant’s Disclosure Controls and

        Procedures

12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

13

Item 2. Unregistered Sales of Securities of Equity Securities

and Use of Proceeds.

13

Item 3. Defaults upon Senior Securities.

13

Item 4. Submission of Matters to Vote of Securityholders.

13

Item 5. Other Information.

13

Item 6. Exhibits and Reports on Form 8-K.

13

Signatures

14

2

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	March 31	December 31
	2007	2006
Assets	(Unaudited)
Current
Cash and cash equivalents	$921,762	$946,419
Accounts receivable (net of allowance for doubtful accounts
in 2007 - $Nil; 2006 - $Nil)	760	920
Prepaid expenses	4,545	5,427
	927,067	974,766

Property, plant and equipment	18,495	20,781
Other assets	20,451	21,507
	$966,013	$1,017,054
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$861,694	$797,561
Accrued liabilities	57,564	69,059
Debts payable	141,463	138,436
Unearned revenue and deposits	8,508	8,428
	1,069,229	1,013,484
Obligations payable (Note 3)	285,745	285,745
	1,354,974	1,299,229
Capital Deficit
Capital stock (Note 4)
Authorized
800,000,000 common shares, par value of $0.001
Issued and outstanding
15,082,571 (2006– 15,082,571) common shares	15,083	15,083
Additional paid-in capital	7,717,620	7,717,620
Accumulated deficit	(8,082,383)	(8,012,065)
Accumulated other comprehensive loss
- foreign exchange translation	(39,281)	(2,813)
	(388,961)	(282,175)
	$966,013	$1,017,054
The accompanying notes are an integral part of these consolidated interim financial statements.

3

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2007	2006
Revenue
Bottled water and supply sales	$-	$16,266
	-	16,266
Cost of revenue
Cost of goods sold (excluding depreciation)	-	17,844
Depreciation	-	25,489
	-	43,333
Gross profit (loss)	-	(27,067)
Operating expenses
Marketing	22,678	15,310
General and administration	46,214	105,330
Foreign exchange loss (gain)	-	14,197
	68,892	134,837
Loss from operations	(68,892)	(161,904)
Other income (expenses)
Interest on debts payable	(1,707)	(1,732)
Miscellaneous income (expense)	281	-
	(1,426)	(1,732)
Net loss for the period	(70,318)	(163,636)
Foreign currency translation adjustment	(36,468)	998
Comprehensive loss for the period	$(106,786)	$(162,638)
Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	15,082,571	14,582,571
The accompanying notes are an integral part of these consolidated interim financial statements 4.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2006	14,582,571	$14,583	$7,693,120	$(7,691,019)	$(48,851)	$(32,167)
Issuance of common stock on exercise of warrants	500,000	500	24,500			25,000
				-	-
Stock option compensation			-	-	-	-
Net profit (loss) for the year	-	-	-	(321,046)	-	(321,046)
Foreign exchange translation adjustment	-	-	-	-	46,038	46.038
Balance, December 31, 2006	15,082,571	15,083	7,717,620	(8,012,065)	(2,813)	(282,175)
Net loss for the period	-	-	-	(70,318)	-	(70,318)
Foreign exchange translation adjustment	-	-	-	-	(36,468)	(36,468)
Balance, March 31, 2006	15,082,571	$15,083	$7,717,620	$(8,082,383)	$(38,281)	$(388,961)
The accompanying notes are an integral part of these consolidated interim financial statements .5

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2007	2006
Cash provided by (used in)
Operating activities
Net loss for the year	$(70,318)	$(163,636)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	3,671	31,851
Loss (gain) on disposal of assets	-
(Increase) decrease in assets
Accounts receivable	160	4,152
Inventories	-	2,462
Prepaid expenses	882	(1,680)
Increase (decrease) in liabilities
Accounts payable	67,160	37,653
Accrued liabilities	(11,495)	(57,421)
Unearned revenue and deposits	-	27,595
	(9,940)	(119,024)
Investing activities
Proceeds from sale of capital assets	-
Financing activities
Issuance of common shares	-
Increase (Decrease) in cash during the period	(9,940)	(119,024)
Effect of foreign exchange on cash	(36,717)	3,486
Cash and cash equivalents, beginning of period	968,419	168,310
Cash and cash equivalents, end of period	$921,762	$52,772
Supplemental Information:
Interest paid	$1,707	$1,732
The accompanying notes are an integral part of these consolidated interim financial statements 6.

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

The consolidated interim financial statements for the three-month period ended March 31, 2007 include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and inter-company transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

After the sale of its property including land, building and building improvements on June 15, 2006, the Company’s production of water was suspended. For the three-month period ended March 31, 2007, the revenue of the Company was Nil, and the result of its operation is a deficit of 70,318.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2007 of $8,082,383.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

1.

Obligations Payable

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assignment of net profits interest	$285,745	$285,745

During 2002, the Company agreed with a number of lenders to fully settle the loan payables totaling $475,771. Pursuant to the agreements, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in complete satisfaction of $190,026 of the loan payable. In addition to  the assignment of the account receivable, the Company also assigned its before tax net profits interest (The Net Profit Interest was replaced by a rental fee in 2004.) in production equipment located in Malaysia (“Net Profits Interest”) to two of the lenders. Pursuant to an amendment to the agreement, the assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company has classified amounts related to these assignments of Net Profit Interests as obligations payable and will record reductions in this account as Net Profits Interests are received by the lenders.

3.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at March 31, 2007 and December 31, 2006, the Company had 21,812,557 fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008. The remaining 20,312,557 warrants were granted on May 13, 2002 and July 15, 2002 and were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2006 and March 31, 2007	21,812,557	$0.05

All of the share purchase warrants are exercisable on the grant date and remain outstanding at March 31, 2007 and December 31, 2006.

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

	Three-month period ended March 31
	2007	2006
Net loss, as reported	$(70,318)	$(163,636)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	-
Pro-forma net loss	$(70,318)	$(163,636)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.01)	$(0.01)

All options granted by the Company expired in September 2006. As there was no stock-based compensation awarded to employees during the period ended March 31, 2007, the pro-forma information for the periods ended March 31, 2007 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

In February 2007, the Company the Company filed a Preliminary Information Statement with the Securities and Exchange Commission to increase its authorized capital stock from 400,000,000 common shares to 800,000,000 common shares, and to create 1,000,000 shares of preferred stock, in one or more classes, having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, all as may be determined by from time to time by the Board of Directors of the Corporation. This type of preferred stock is known as “blank check” preferred.

4.

Related Party Transactions

During the three-month period ended March 31, 2006, the President of the Company was reimbursed $6,889 (2006 – 6,990) as transportation expenses. During the same period, the Company accrued $18,000 as salary (2006 - $18,000) and $13,443 (2006 - $12,884) of overseas living allowance, all of which are payable to the President of the Company.

9

#

Item 2. Management's Discussion and Analysis.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, and its two wholly owned subsidiaries for the three month period ended March 30, 2007 compared with the three month period ended March 30, 2006. During 2006, the Company suspended the production and sale of its oxygenated water. As a result, the period to period comparisons discussed below are not meaningful in potentially assessing future operations of the Company.

Results of Operations.

Three Months Ended March, 2007 compared with Three Months Ended March, 2006.

For the three month period ending March 30, 2007, the Company had no revenues compared with $16,266 in revenues for the comparable period in 2006. As previously reported by the Company, in July 2006, the Company sold its real estate which had previously housed it manufacturing plant, and the Company also has relocated it bottling equipment to Malaysia.

The Company has no cost of revenue for the three month period ending March 30, 2007 compared with $43,333 which includes depreciation for the three-month period in 2006. Cost of revenue as a percentage of sales was 266% for the 2006 period. Cost of revenue for the three-month period ended March 31, 2006 consisted of costs of goods sold consisting of $17,844 in bottled water, supplies, coolers, and related equipment, and delivery costs and $25,489 in depreciation. Gross profit for the three-month period ended March 31, 2006 was $(27,067).

Operating expenses which includes marketing expenses, and general and administrative expenses for the three-month period ended March 31, 2007 totaled $68,892, a decrease of $65,945 or 47.7% from $134,837 for the same period in 2006. Marketing expenses totaled $22,678 for the three-month period in 2007 representing an increase of $7,368 or 48.2% from $15,310 for the prior period. The increase in marketing expenses is due to the Company’s efforts to re-establish production in Malaysia, as well as conducting due diligence on potential merger or business acquisition candidate. General and administrative costs were $46,214 in 2007, a decrease of $59,116 or 56.1% from $105,310 in the prior period. The decrease reflects the reduced employees and payroll occasioned by the suspension of the Company’s water production business. Loss from operations was $68,892 for the three month period in 2007 compared with a loss of $161,904 for the comparable period in 2006 for the reasons discussed above.

During the 2006 period, the Company recorded interest on debts payable of $1,707 compared with $1,732 for the 2006 period. Miscellaneous income was $281 in 2007 compared with $0 for the same period in 2006. The Company recorded a foreign currency translation adjustment of $36,468 in 2007 compared with $998 in 2006. The increase in foreign currency translation adjustment in 2007 is due to foreign exchange rates between the United States and Canada.

Comprehensive loss for the 2007 period was $106,786 compared with a loss of $162,638 for the same period in 2006 for the reasons discussed above. Loss per share was $0.01 in 2007 and $0.01 in 2006.

Liquidity and Capital Resources.

As of March 31, 2007, the Company had working capital deficit of $141,467. Working capital deficit as of December 31, 2006 was $38,718. The increase in working capital deficit is principally due to the comprehensive loss of the Company which occurred during the first fiscal quarter of 2007.

Property, plant and equipment, net of accumulated depreciation, totaled $18,495 on March 31, 2007. Property, plant and equipment, net of accumulated depreciation, totaled $20,781 on December 31, 2006. The decrease is due to depreciation during the three month period in 2007.

The Company continues to experience significant losses from operations. The Company expects to re-commence operations of its water business in Malaysia. However, in order to do so, the will need to raise additional capital pursuant to the private placement of its debt or equity. The Company also is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  As of the date of this instrument, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company can not predict whether it will be sucessful in raising additional capital, or whether it will be sucessful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders (See disclosure relating to cautionary statements in the Company’s Form 10-KSB for the period ending December 31, 2006 (“2006 Form 10-KSB”)). If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and it future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2006, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Cautionary Statements.  Readers are urged to refer to the section entitled "Cautionary Statements in the Company's 2006 Form 10-KSB and elsewhere therein for a broader discussion of such risks and uncertainties. These risks include the lack of profitable operations, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

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

As part of the settlement of the loan payables from two lenders, the Company assigned its Net Profits Interest referred to above to these lenders.  The Company will recognize the revenue from the Net Profits Interest (subsequently amended to become a monthly rental fee) and reduce the amount of obligation payable related to the assignment of such interest when the lenders receive their assigned Net Profits Interest payments.  For the nine-month period ended September 30, 2005, all intercompany balances and transactions have been eliminated upon consolidation.

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.   The pro-forma loss per share equals the loss per share as reported. During the nine months ended September30, 2006 and 2005, no stock based compensation was granted.

Off Balance Sheet Arrangements. As the Company has adopted FIN 46R effective January 2004, there are no off balance sheet arrangements as of March 31, 2007.

New Accounting Pronouncement. There was no new accounting pronouncement that impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of March 31, 2007for this Form 10-QSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

13

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 11, 2007

/s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

#