Form 10QSB
period 2007-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2007-08-16
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of August 4, 2007 was 15,082,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Interim Balance Sheets as of June 30, 2007

        (unaudited) and December 31, 2006 (audited).

  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Six Months Ended

        June 30, 2007 and 2006 (unaudited).

  4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Six Months Ended

        June 30, 2007 and 2006 (unaudited).

  5

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

13

Item 5. Other Information.

13

Item 6. Exhibits and Reports on Form 8-K.

13

Signatures

14

Item 1. Financial Statements.

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	June 30	December 31
	2007	2006
Assets	(Unaudited)
Current
Cash and cash equivalents	$696,166	$968,419
Accounts receivable (net of allowance for doubtful accounts
in 2007 - $Nil; 2006 - $Nil)	884	920
Prepaid expenses	3,915	5,427
	700,965	974,766

Property, plant and equipment	17,355	20,781
Other assets	20,491	21,507
	$738,811	$1,017,054
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$734,606	$797,561
Accrued liabilities	59,133	69,059
Debts payable	155,184	138,436
Unearned revenue and deposits	9,220	8,428
	958,143	1,013,484
Obligations payable (Note 2)	285,745	285,745
	1,243,888	1,299,229
Capital Deficit
Capital stock (Note 3)
Authorized
800,000,000 common shares, par value of $0.001 1,000,000 preferred shares
Issued and outstanding
15,082,571 (2006 – 15,082,571) common shares-no preferred shares	15,083	15,083
Additional paid-in capital	7,717,620	7,717,620
Accumulated deficit	(8,204,105)	(7,012,065)
Accumulated other comprehensive loss
- foreign exchange translation	(33,675)	(2,813)
	(505,077)	(282,175)
	$738,811	$1,017,054
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30		June 30
	2007	2006	2007	2006

Revenue
Bottled water and supply sales	$-	$84,827	$-	$101,093
	-	84,827	-	101,093
Cost of revenue
Cost of goods sold (excluding
depreciation)	-	125,106	-	142,950
Depreciation	-	22,724	-	48,213
	-	147,830	-	191,163
Gross profit	-	(63,003)	-	(90,070)
Operating expenses
Marketing	77,677	9,440	100,355	24,750
General and administration	52,535	178,842	98,749	284,172
Gains on sale of assets	-	(252,230)	-	(252,230)
Foreign exchange loss (gain)	-	(18,189)	-	32,386
	130,212	(45,759)	199,104	89,078
Income (loss) from operations	(130,212)	(17,244)	(199,104)	(179,148)
Other income (expenses)
Interest on debts payable	(1,818)	(1,782)	(3,525)	(3,514)
Miscellaneous income	10,308	-	10,589
	8,490	(1,782)	7,064	(3,514)
Net loss for the period	(121,722)	(19,026)	(192,040)	(182,662)
Foreign currency translation adjustment	5,606	(60,056)	(30,862)	61,054
Comprehensive loss for the period	$(116,116)	$41,030	$(222,902)	$(121,608)
Gain(Loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	15,082,5711	15,082,571	15,082,5711	15,082,571
The accompanying notes are an integral part of these consolidated interim financial statements. 3

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2006	14,582,571	$14,583	$7,693,120	$(7,691,019)	$(48,851)	$(32,167)
Issuance of common stock on exercise of warrants	500,500	500	24,500			25,000
				-	-
			-	-	-	-
Net profit (loss) for the year	-	-	-	(321,046)	-	(321,046)
Foreign exchange translation adjustment	-	-	-	-	46,038	46.038
Balance, December 31, 2006	15,082,571	15,083	7,717,620	(8,012,065)	(2,813)	(282,175)
Issuance of common stock on exercise of warrants	-	-	-			-
Net loss for the period	-	-	-	(192,040)	-	(192,040)
Foreign exchange translation adjustment	-	-	-	-	(30,862)	(30,862)
Balance, June 30, 2007	15,082,571	$15,083	$7,717,620	$(8,204,105)	$(33,675)	$(505,077)
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the six-month periods ended June 30	2007	2006
Cash provided by (used in)
Operating activities
Net loss for the year	$(192,040)	$(182,662)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	7,580	57,981
(Increase) decrease in assets
Accounts receivable	36	4,290
Inventories	-	107,227
Prepaid expenses	1,512	(466)
Increase (decrease) in liabilities
Accounts payable	(46,207)	105,899
Accrued liabilities	(9,926)	(73,589)
Unearned revenue and deposits	-	(24,958)
	(239,045)	(6,278)
Investing activities
Proceeds from sale of assets	-	1,018,895
Financing activities
Proceeds from share issuance	-	25,000

Increase (Decrease) in cash during the period	(239,045)	1,037,617
Effect of foreign exchange on cash	(33,208)	(150,533)
Cash and cash equivalents, beginning of period	968,419	168,310
Cash and cash equivalents, end of period	$696,166	$1,055,394
Supplemental Information:
Interest paid	$3,525	$3,514
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

The consolidated interim financial statements for the six-month period ended June 30, 2007 include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and inter-company transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

After the sale of its property including land, building and building improvements on June 15, 2006, the Company’s production of water was suspended. For the six-month period ended June 30, 2007, the revenue of the Company was $Nil, and the result of its operation is a deficit of $192,040.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to June 30, 2007 of $8,204,105.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Obligation Payable

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assignment of net profits interest	$285,745	$285,745

During 2002, the Company agreed with a number of lenders to fully settle the loan payables totaling $475,771. Pursuant to the agreements, the Company assigned a fully reserved account receivable in the amount of $200,944 to certain lenders in complete satisfaction of $190,026 of the loan payable. In addition to the assignment of the account receivable, the Company also assigned its before tax net profit interest (The Net Profits Interest was replaced by a rental fee in 2004) in production equipment located in Malaysia (“Net Profits Interest”) to two of the lenders. Pursuant to an amendment to the agreement, the assignment of Net Profits Interest to these lenders will revert back to the Company when the lenders have received from such interest, an amount equal to $285,745, the principal amount of the cancelled loans.  The Company has  classified amounts related to these assignments of Net Profits Interests as obligation payable and will record reduction in this accounts as Net Profit Interests are received by the lenders.

3.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at  June 30, 2007, the Company had 11,812,557 (December 31, 2006 – 21,812,557) fully exercisable share purchase warrants outstanding.  Of this amount, 1,500,000 warrants that were granted August 2003 are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008. The remaining 10,312,557 warrants were granted on July 15, 2002 and were exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year.

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2006	21,812,557	$0.05
Warrants expired on May 13, 2007	10,000,000	$0.05
Outstanding at June 30, 2007	11,812,557	$0.05

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

	Six-month period ended June 30
	2007	2006
Net loss, as reported	$(192,040)	$(182,662)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	-
Pro-forma net loss	$(192,040)	$(182,662)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.01)	$(0.01)

All options granted by the Company expired in September 2006. As there was no stock-based compensation awarded to employees during the period ended June 30, 2007, the pro-forma information for the periods ended June 30, 2007 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

In June 2007, the Company increased its authorized shares of common stock from 400,000,000 shares to 800,000,000 shares, and authorized the creation of 1,000,000 shares of preferred stock, in one or more classes, having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, as are stated and expressed in any amendment hereto, or in the resolutions providing for the issue of such class or series, all as may be determined by the Board of Directors of the Company.

4.

Related Party Transactions

During the six-month period ended June 30, 2007; the Company’s President was reimbursed for his overseas living allowances for the fiscal 2003, 2004, 2005 and 2006 periods. These amounts had previously been outstanding and accrued by the Company. For the six month period ended June 30, 2007, the Company has accrued $36,000 (2006 - $36,000) in salary and accrued $25,600 of overseas living allowance, both of which are due to its President.

Item 2. Management's Discussion and Analysis.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, and its two wholly owned subsidiaries for the six month period ended June 30, 2007 compared with the six month period ended June 30, 2006. During 2006, the Company suspended the production and sale of its oxygenated water. As a result, the period to period comparisons discussed below are not meaningful in potentially assessing future operations of the Company.

Results of Operations.

Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006.

For the six month period ending June 30, 2007, the Company had no revenues compared with $184,827 in revenues for the comparable period in 2006. As previously reported by the Company, in July 2006, the Company sold its real estate which had previously housed it manufacturing plant, and the Company also has relocated it bottling equipment to Malaysia.

The Company has no cost of revenue for the six month period ending June 30, 2007 compared with $191,163 which includes depreciation for the six-month period in 2006. Cost of revenue as a percentage of sales was 189% for the 2006 period. Cost of revenue for the six-month period ended June 30, 2006 consisted of costs of goods sold consisting of $142,950 in bottled water, supplies, coolers, and related equipment, and delivery costs and $42,213 in depreciation. Gross profit for the six-month period ended June 30, 2006 was $(90,070). Due to the Company’s lack of operations during the 2007 period, there was no gross profit (loss) for the comparable 2007 period.

Operating expenses which includes marketing expenses, and general and administrative expenses for the six-month period ended June 30, 2007 totaled $199,104, an increase of $110,038 or 124% from $89,078 for the same period in 2006. Marketing expenses totaled $100,355 for the six-month period in 2007 representing an increase of $75,605 or 305% from $24,750 for the prior period. The increase in marketing expenses is due to the Company’s efforts to re-establish production in Malaysia, as well as conducting due diligence on potential merger or business acquisition candidate. General and administrative costs were $98,749 in 2007, a decrease of $185,423 or 65.3% from $284,172 in the prior period. The decrease reflects the reduced employees and payroll occasioned by the suspension of the Company’s water production business. During the six month period in 2006, the Company recorded a gain on the sale of assets of $252,230 relating to its sale of real property. The Company has no gain for the comparable 2007 period.  The Company had a foreign exchange loss in 2006 in the amount of $32,386 due to the exchange rates between US currency and Canadian currency, and did not have a comparable loss in the 2007 period.  Loss from operations was $199,104 for the six month period in 2007 compared with a loss of $89,078 for the comparable period in 2006 for the reasons discussed above.

During the 2007 period, the Company recorded interest on debts payable of $3,525 compared with $3,514 for the 2006 period. The debt payable relates to an outstanding private loan. Miscellaneous income was $10,589 in 2007 compared with $0 for the same period in 2006. Miscellaneous income consisted of the bank interest on the Company’s term deposits. The Company recorded a foreign currency translation adjustment of $30,862 in 2007 compared with $61,054 in 2006. The increase in foreign currency translation adjustment in 2007 is due to foreign exchange rates between the United States and Canada.

Comprehensive loss for the 2007 period was $222,902 compared with a loss of $121,608 for the same period in 2006 for the reasons discussed above. Loss per share was $0.01 in 2007 and $0.01 in 2006.

Liquidity and Capital Resources.

As of June 30, 2007, the Company had working capital deficit of $257,748. Working capital deficit as of December 31, 2006 was $38,718. The increase in working capital deficit is principally due to the comprehensive loss of the Company which occurred during the second fiscal quarter of 2007 together with payments to the Company’s President of approximately $210,000 in accrued transportation and overseas living allowance expenses.

Property, plant and equipment, net of accumulated depreciation, totaled $17,355 on June 30, 2007. Property, plant and equipment, net of accumulated depreciation, totaled $20,781 on December 31, 2006. The decrease is due to depreciation during the six month period in 2007.

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

Off Balance Sheet Arrangements. As the Company has adopted FIN 46R effective January 2004, there are no off balance sheet arrangements as of June 30, 2007.

New Accounting Pronouncement. There was no new accounting pronouncement that impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of June 30, 2007for this Form 10-QSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

On June 6, 2007, the Company filed a Definitive Information Statement with the Securities and Exchange Commission  relating to the increase of the Company’s authorized common shares to 800,000,000 and the authorization of a blank check preferred stock in the amount of 1,000,000 shares.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: August 14, 2007

/s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

14