Form 10KSB
period 2007-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2008-04-10
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2007

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

Yes: [X]   No:  [  ]

Yes: [X]   No:  [  ]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [  ]

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

Exchange Act)  Yes [X]   No [   ]

State issuer's revenues for the most recent fiscal year. $-0-.

As of March 27, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,182,532. This calculation is based upon the average of the bid price of $0.15 and asked price of $0.25 of the common stock on March 27, 2008.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 27, 2008 was 17,582,698.

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

Avani’s executive offices are located at 108-2419 Bellevue Avenue, West Vancouver, B.C. V7V 4T4 Canada, and its telephone number is (604) 913-2386.

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

On June 15, 2006, the Company sold all of its real estate and improvements located in Coquitlam, British Columbia to Pointer Holdings Ltd., an independent third party. The real estate consisted of approximately 14,000 square feet and was comprised of seven separate buildings. The purchase price was $1,226,000.00 CDN ($1,078,390USD). Since the sale of such assets, the Company has suspended the manufacture and sale of its oxygenated water product.

As of the date of this report, the Company does not expect to resume the manufacture and sale of its oxygenated water. Rather, it is currently seeking a joint venture partner or licensee in the Far East, mainly Malaysia, for the purpose of re-commencing operations utilizing the Company’s proprietary oxygenated equipment. Under this arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. In so doing, believes that it will limit its overhead and other expenditures. In addition to its existing equipment, the Company also is attempting to recover from Avani O2 equipment that was the subject of its prior joint venture with Avani O2, however, such equipment has not been returned to the Company. At this time, the Company has not entered into any binding arrangements regarding its proposed joint venture or licensee arrangements. The Company can not provide any guarantee that it will be successful in these efforts.

In addition to the above described efforts, the Company continues to aggressively explore other business opportunities for purposes of effecting a business acquisition or combination. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  It also may purchase stock or assets of an existing business.  If a transaction is consumated, it is possible that the present management and shareholders of the Company will not be in control. If a transaction is consumated, it also is possible that the Company may be required to sell or spin-off its water business. Substantial dilution may result to existing shareholders upon consumation of such a business combination. In order to provide the Company with more flexibility to effect a  potential business acquisition or combination, on July 11, 2007, pursuant to a vote of its shareholders, the Company increased its authorized shares of common stock from 400,000,000 to 800,000,000.

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

During fiscal years ending December 31, 2007 and December 31, 2006, the Company had no research and development costs.

Manufacturing Process.

The Company prior manufacturing process consisted of purchasing water from the local municipality which was piped to a holding tank located on premises. From the holding tank, the water passed through the bottling process at constant pressure. The water initially passed through a 10 micron filter to remove the larger solids and then passes through a series of finer media filters to remove solids greater than 2 microns in size including inorganic metals such as iron, copper and lead. The water then passed through ozonation and carbon filtration processes. Ozonation is the strongest disinfectant and oxidizing agent available for water treatment and is a standard disinfectant for bottled water processing. Activated carbon filtration removed organic compounds such as pesticides and herbicides and associated tastes and odors. The water next passed through a seven membrane reverse osmosis process which removes particles greater than 0.001 micron. The water was demagnetized to remove remaining metals and is exposed to ultraviolet light for aseptic purposes. The water was then placed in a storage tank where high volumes of oxygen (O2) is injected into the purified water under pressure creating an oxygen enriched water product. Following the oxygen enrichment process, the water was piped to the "clean room." The "clean room" is a completely enclosed room with an over-balanced ventilation system which feeds filtered, sterile air to the room. There, the water product was automatically bottled in pre-rinsed bottles, capped and labeled. The bottles are directed to a case packer which automatically loads the bottles into shipping cases for distribution.

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

During January 2001, Avani contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote its products to the Asian market. In exchange, the Company agreed to pay Mr. Ong the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed to Mr. Ong was cancelled in exchange for issuing 4,160,000 shares of common stock of Avani and stock purchase warrants to acquire 12,480,000 shares of common stock of Avani. Mr. Ong was a controlling shareholder of Avani O2 until July 1, 2005 when he divested himself of his entire equity position in Avani O2. As of December 31, 2005, Mr. Ong is a controlling stockholder of the Company. Mr. Ong is the nephew of the Company’s President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2007, the total outstanding consulting fee payable to Mr. Ong is $275,150 ($320,000 CDN).

As of the date of this report, the Company is currently exploring opportunities to manufacture and sell its water product in the Far East, including Malaysia, through a joint venture partner or licensee.

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

Employees.

As of December 31, 2007, Avani has 2 employees in total, including the Company’s President. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company maintains its offices at 108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada. These offices consist of 120 square feet and are leased from a director of the Company under an oral lease agreement on a month to month basis. The annual lease payment is $4,761.

The Company also maintains an office consisting of 1,200 square feet in Kuala Lumpur, Malaysia which it opened on August 1, 2006.  These offices are leased under oral lease arrangement on a month to month basis. The annual lease payment including utilities is $3,158.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

     2006

 Low Bid

High Bid

1st Quarter

    0.05

    0.06

2nd Quarter

    0.03

    0.05

3rd Quarter

    0.03

    0.05

4th Quarter

    0.05

    0.05

     2007

 Low Bid

High Bid

1st Quarter

    0.03

    0.03

2nd Quarter

    0.28

    1.74

3rd Quarter

    0.25

    0.50

4th Quarter

    0.25

    0.73

     2008

 Low Bid

High Bid

1st Quarter

    0.15

    0.45

As of March 27, 2008, the Company had 733 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

The Company has no  Equity Compensation Plan Information  as of December 31, 2007.

On December 13, 2007, the Company issued 1,000,000 shares of its Class A-Super Voting Preferred Stock to the Company’s Chairman and President. Each share of the Class A-Super Voting Preferred Stock carries 2,000 votes on matters submitted to shareholders for voting purposes. No other rights or privileges are attendant to the Class A-Super Voting Preferred Stock. Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on  January 9, 2008 for a more complete description of the Class A Super Voting Preferred Stock.

On October 3, 2007, the Company received $400,000 in connection with the sale of 2,500,000 shares of its common stock to MX Power Systems, Co. Ltd, an unaffiliated third party located in Seoul, Korea. As of the effective date of the transaction (November 28, 2007), MX Power System now holds 14.2% of the total issued and outstanding shares of common stock of the Company. In connection with the transaction, the Company paid a finder’s fee to Avani Water Corporation Sdn. Bhd, an unaffiliated Malaysian company. The finder’s fee is $40,000 and stock purchase warrants to acquire 750,000 shares of common stock at $0.06 during a five year term.

In addition, during fiscal 2007, the Company made no purchases of equity securities meeting the requirements of Item 7.03 of Regulation S-B.

Item 6. Management's Discussion and Analysis.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, and its two wholly owned subsidiaries for the annual periods ended December 31, 2007 and December 31, 2006, respectively. As discussed elsewhere herein, during 2006, the Company suspended the production and sale of its oxygenated water. Therefore, during the 2007 year end period, the Company had no revenues. As a result, the year to year comparisons are no longer meaningful in potentially assessing future operations of the Company.

Results of Operations.

Fiscal year end 2007 compared with Fiscal year end 2006.

The Company had no revenues during the fiscal year end 2007 period due to the suspension of its operations in 2006. Revenues for fiscal year ended December 31, 2006 were $99,307. The Company’s revenues in 2006 consisted solely of water sales. The Company sold its local water delivery business, which included cooler sales and rentals, during the 2005 period, and thus had no such sales in 2006. During 2006, substantially all of its water sales were to Japan and the United States.

During the fiscal year end 2007 period, the Company had no cost of revenues. Cost of revenue for the 2006 period totaled $211,527 or 114% of total revenue for the 2006 period. Cost of revenue in 2006 consisted of $143,525 in direct materials (bottled water, supplies, coolers and related equipment), labor, production overhead, and delivery costs and $68,002 in depreciation Gross loss for the 2006 period was $122,220 for the reasons discussed above.

Operating expenses which include marketing expenses and general and administrative expenses for the 2007 period totaled $373,419 contrasted with $258,208 for the 2006 period representing an increase of $115,211 or 44.6% from the prior period. Marketing expenses totaled $163,269 for the 2007 period contrasted with $51,230 for the 2006 period, representing an increase of $112,039 or 219% from the prior period. The increase in marketing expenses is due to the Company’s efforts to re-establish production in Malaysia. General and administrative expenses totaled $210,150 for the 2007 period contrasted with $435,322 for the 2006 period, representing a decrease of $225,172 or 51.7% from the prior period. General and administrative costs in 2007 includes the salary to the Company’s President of $72,000 and $48,298 as an overseas living allowance for the President, salaries for other employees, and other office expenses. The decrease in general and administrative expenses for the 2007 period is due to the reduced number of employees and the resultant reduction in payroll and related expenses.   No research and development costs were incurred in 2007 or 2006. During 2006, the Company had a gain on the sale of assets in the amount of $253,129 from the sale of its real estate. The Company also experienced a foreign exchange loss of $24,865 in 2006. It had no foreign exchange transaction for the 2007 period due to lack of operations during 2007.

Loss from Operations for the 2007 period was $373,419 compared with $370,508 for the 2006 period. The slight decrease is due to the reasons discussed above.

Interest expense on outstanding loans totaled $7,449 for the 2007 compared with $7,054 for the 2006 period. The interest expense in Canadian dollars is the same for both periods, however the slight increase in US Dollars reflect the weakness of the US Dollars during the 2007 period. During fiscal 2007, the Company received a payment in the amount of $147,372 from Avani O2 on prior debt that had been written off by the Company in 2005. The amount was recorded as bad debt recovery. No such recovery occurred during the 2006 period. During the 2007 period, the Company also had an obligation payable write off in the amount of $285,745. The obligation relates to two former lenders that the Company assigned its net profits interest in its joint venture arrangement with Avani O2. Avani O2 has informed the Company that the amount has been satisfied by Avani O2. Miscellaneous income which represents unclaimed customer security deposits was $12,226 during the 2007 period, which contrasts with $56,516 for the 2006.

Net income was $64,475 for the 2007 period compared with a net loss of $321,046 for the 2006 fiscal period for the reasons discussed above. Foreign currency adjustment, which is the impact of different foreign exchange rates applied in balance sheet and income statement, was a loss of $55,620 for the 2007 period, which contrasts with a gain of $46,038 for the 2006 period. The disparity is due to application of different foreign exchange rates in consolidation of the Company’s balance sheets and income statements. Comprehensive gain for the 2007 period was $8,855 which compares with a loss for the 2006 period  of $275,008 compared with $78,344 for the 2005 period for the reasons discussed above. Gain per share applicable to common stock holders, basic and diluted, was $0.01 for the 2007 period contrasted with ($0.02) per share for the 2006 period.

Liquidity and Capital Resources.

Working capital as of December 31, 2007 was $95,950 compared with working capital as of December 31, 2005 of $(38,718). The increase in working capital for 2007 year end from the prior year end reflects the cash received by the Company from Avani O2 together with cash received from a private placement of the Company’s common stock.

Total assets as of December 31, 2007  were $1,257,350 a decrease of $240,296 from total assets of $1,017,054 as of December 31, 2006.

Property, plant and equipment, net of accumulated depreciation, totaled $12,874 on December 31, 2007. Property, plant and equipment, net of accumulated depreciation, totaled $20,781 on December 31, 2006. The decrease is due to amortization during the 2007 period.

During late 2006, the Company suspended its operations, however, it continues to experience significant losses and/or cash flow deficits. The Company can not predict when it will be able to re-establish operations as described above, if at all, and can not predict whether it will achieve profitable operations, if at all. As discussed herein, the Company does not expect to resume the manufacture and sale of its oxygenated water. Rather, it is currently seeking a joint venture partner or licensee in the Far East, mainly Malaysia, for the purpose of re-commencing operations utilizing the Company’s proprietary oxygenated equipment. Under this arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. In so doing, believes that it will limit its overhead and other expenditures. Despite the Company’s slimmed down operations, the Company nevertheless may need to raise additional working capital to support its future operations. At this time, the Company can not predict the amount of funds required, nor can it predict whether it will be successful in raising such funds.

If the Company is required to raise additional funds, it likely will attempt to do so pursuant to the private placement of debt or equity. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to cautionary statements below). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the years ended December 31, 2007 and December 31, 2006, respectively, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Off-Balance Sheet Arrangement

As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangement at the end of the 2007 fiscal year.

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

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

1. UNCERTAIN FUTURE OF COMPANY’S BUSINESS. As mentioned herein,  the Company has suspended its Canadian operations, and is seeking to re-establish operations through a joint venture partner or licensee in Malaysia, or another country in the Far East. While the Company believes that significant demand exists in Malaysia for its oxygenated water, since its inception, except for a brief period in which it sold products through Avani O2, the Company has been unable to establish any meaningful sales of its water product. Accordingly, the Company cannot predict with certainty the future of its business.

2. THE COMPANY’S ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND THE COMPANY HAS LIMITED WORKING CAPITAL, NEGATIVE NET WORTH AND SUBSTANTIAL CURRENT LOSSES. To date, the Company has met its working capital requirements through the private placement of its securities and loans.  To support its operations and planned re-location, the Company will require additional funds as described in greater detail below.  Since its inceptions, the Company has not generated any significant revenue other than through Avani O2 and has experienced substantial losses.  The Company also has very limited working capital and, as at December 31, 2007 recorded an accumulated deficit of $7,947,590. While the Company recorded a slight gain for fiscal year end 2007 due to one time income receipts, for the year ended December 31, 2006, the Company reported a comprehensive loss of approximately $275,008.

3. THE COMPANY CAN NOT PREDICT WHETHER IT WILL BE PROFITABLE IN THE FUTURE. If the Company re-locates its water business in Malaysia through licensees or joint ventures, in order for it to be successful, the Company or its licensees or venturers, among other factors, will be required to establish and maintain meaningful channels of distribution. The Company can not predict whether it will be successful in developing and maintaining its new business.

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

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007 for the Form 10-KSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared. In addition, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

Age

Since

Position

Robert Wang

60

1999

President and Director

Dennis Robinson

67

1999

Secretary, Treasurer and

Director

Jeffrey Lightfoot

50

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2007, the Board of Directors held no regular meetings, however, it took 3 actions by unanimous written consent.   The Board of Directors has not established an Audit Committee and the functions of which are performed by the Board.  Mr. Dennis Robinson is the financial expert of the Board.  The entire Board of Directors recommends engagement of the Company's independent auditors, and is primarily responsible for approving the services performed by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, are set forth in the following table:

SUMMARY COMPENSATION

                                                                                        Non-Equity     Non-Qualified

                         Stock      Option    Incentive Plan  Deferred Comp  All Other

Principal

Salary  Bonus  Awards   Awards  Compensation  Earnings              Comp       Total

Position

    Year

   ($)     ($)         ($)            ($)                ($)                     ($)                 ($)            ($)

Robert Wang(1)   2007  72,000    -0-         -0-          -0-                 -0-                     -0-              48,298  120,298

President and

   2006  72,000   -0-         -0-          -0-                 -0-                      -0-              48,298  120,298

Director

   2005  72,000   -0-         -0-          -0-                 -0-                      -0-              43,330  115,330

Dennis Robinson   2007    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0-

Secretary,               2006    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0- -

Treasurer and         2005    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0- -

Director

Jeffery Lightfoot    2007     -0-      -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

Director

                  2006   --0-       -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

                                2005    -0-       -0-          -0-         -0-                  -0-                     -0-                -0-           -0- -

------------------------------------------------------------------------------------------------------------------------

(1). Under his management agreement with the Company, Mr. Wang is entitled to a salary of $72,000 commencing with fiscal year 2004, and is entitled to a daily overseas expense allowance of $175 CDN. The allowance relates to food and lodging when the officer is in Malaysia on Company business. Mr. Wang also is reimbursed for expenses incurred on behalf of the Company. For fiscal 2007, Mr. Wang was reimbursed $7,515 for transportation expenses, and was entitled to receive $72,000 as salary, and $48,298 as an overseas living allowance. For fiscal 2006, Mr. Wang was reimbursed $28,466 for transportation expenses, and was entitled to receive $72,000 as salary, and $43,330 as an overseas living allowance.  For fiscal 2005, Mr. Wang was entitled to receive $72,000 as salary, and $43,330 as an overseas living allowance. In June 2007, the Company’s Chairman and President was paid his overseas living allowance for fiscal years 2003 through 2006, and a transportation expense of $7,515 for 2007. As of the date of this report, the annual salary of $72,000 due to the President for years 2004 through 2007 (total of $288,00) and the overseas living allowance of  $48,298 for the 2007 year remain due and payable to the Company’s Chairman and President.

Employment Agreements, Compensation to Directors, and Stock Option Plans.

The Company has a management agreement with its Chairman and President as described in footnote 1 above.

No compensation was paid to any directors of the Company in such capacity during 2007, 2006 or 2005. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of March 27, 2008, the number and percentage of outstanding shares of common stock and preferred stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. Except as otherwise indicated, the address of each party is the address of the Company. The following is based on 17,582,698 and 1,000,000 shares of common stock and preferred stock, respectively, outstanding as of March 27, 2008, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Name and Address

Title

Amount and nature

Percent

of Beneficial Owner

of Class

Beneficial Ownership

of Class

Robert Wang

Common

 Stock

              -0-

 0%

President

Preferred Stock

    2,000,000,000(1)

100%

Dennis Robinson

Common

Stock

               -0-

 0%

Secretary, Treasurer

Preferred Stock

               -0-

 0%

And Director

Jeffrey Lightfoot

Common  Stock

                                -0-

 0%

Director

Preferred Stock

-0-

 0%

MX Power Systems, Co. Ltd.

Common Stock

             2,500,000

14.2%

Chin Yen Ong

Common  Stock

             6,412,503(2)

33.6%

106 Taman Sri Selayang

68100 Batu Caves, Selangor

Malaysia

Tee Ah Siew

Common

Stock

                             4,085,017

 23.2%

No.6 Jalan 7,Kaw 15

Taman Seng Chai

41300 Kelang

Selangor Darul Ehsan

Malaysia

Officers and

Common Stock

                     -0-

     0%

Directors,

Preferred Stock

         2,000,000,000(1)

  100%

as  a group (3 persons)

------------------------------------------------------------------------------------------------------------------------------------------------------------

(1). Based on 1,000,000 outstanding shares of the Company’s Class A Super Voting Preferred Stock after giving effect to the 2,000 to 1 common voting rights per share.

(2). The amount represents 4,485,003 shares of common stock of the Company and stock purchase warrants to acquire 1,500,000 shares of common stock. The warrants are exercisable at a price of $0.06 per share and expire September 2, 2008.

(2). The amount represents 2,585,017 shares of common stock, and stock purchase warrants to acquire 1,500,000 shares of common stock. The stock purchase warrants are exercisable at $0.06 per share on or before September 2, 2008.

Item 12. Certain Relationships and Related Transactions.

On December 13, 2007, the Company issued 1,000,000 shares of its Class A-Super Voting Preferred Stock to Robert Wang, the Company’s Chairman and President. Each share of the Class A-Super Voting Preferred Stock carries 2,000 votes on matters submitted to shareholders for voting purposes. No other rights or privileges are attendant to the Class A-Super Voting Preferred Stock.

On October 3, 2007, the Company received $400,000 in connection with the sale of 2,500,000 shares of its common stock to MX Power Systems, Co. Ltd, an unaffiliated third party located in Seoul, Korea. As of the effective date of the transaction (November 28, 2007), MX Power System now holds 14.2% of the total issued and outstanding shares of common stock of the Company. In connection with the transaction, the Company paid a finder’s fee to Avani Water Corporation Sdn. Bhd, an unaffiliated Malaysian company. The finder’s fee is $40,000 and stock purchase warrants to acquire 750,000 shares of common stock at $0.06 during a five year term.

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

During January 2001, the Company contracted with Mr. Ong, as a consultant in Malaysia, to market and promote the Company’s products to the Asian market. In exchange, the Company has contracted to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company. As of December 31, 2005, Mr. Ong is a controlling stockholder of the Company, and formerly was a controlling shareholder of Avani O2. Mr. Ong is the nephew of the Company’s President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2007, the total outstanding consulting fee payable to Mr. Ong is $275,150 ($320,000 CDN).

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

21 (i)  Subsidiaries of Registrant.

31 Certification under Section 302 of the Sarbanes-Oxley Act.

32 Certification under Section 906 of the Sarbanes-Oxley Act.

Item 14. Principal Accountant Fees and Services.

Jeffrey Tsang & Co. is the Company’s principal accountant and has  provided auditing services for the Company during the 2007 and 2006 periods. Their pre-approved fees billed to the Company are set forth below:

                                      Fiscal year ending        Fiscal year ending

                                       December 31, 2007      December 31, 2006

                                   ---------------------   --------------------

                                   ---------------------   --------------------

Audit Fees                         $ 27,000

          $54,000

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

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

-Report of Independent Registered Public Accounting

Firm of Jeffrey Tsang & Co. dated March 20, 2008

F-1

-Consolidated Balance Sheets as of December 31, 2007

 and December 31, 2006.................................

F-3

-Consolidated Statements of Operations and

Comprehensive Loss for Fiscal Years Ended

December 31, 2007 and December 31, 2006................

F-4

-Consolidated Statements of Changes in Stockholder's Equity

(Capital Deficit) For Years Ended December 31, 2007

and December 31, 2006..................................

F-5

-Consolidated Statements of Cash Flows for

Fiscal Years Ended December 31, 2007 and

December 31, 2006.....................................

F-6

-Summary of Significant Accounting Polices

F-7

-Notes to Consolidated Financial Statements.........

F-12

JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Units 1205-6, 12/F, Cheuk Nang Centre, 9 Hillwood Road, Tsimshatsui, Kowloon, Hong Kong.

Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI INTERNATIONAL GROUP INC.

(A NEVADA CORPORATION)

We have audited the accompanying consolidated balance sheets of Avani International Group Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Avani International Group Inc. as of December 31, 2007 and December 31, 2006, and the results of its operations, changes in stockholders’ equity and its cash flows for the two years ended December 31, 2007 and 2006, in conformity with United States generally accepted accounting principles.

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

/s/ JEFFREY TSANG & CO.

JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong

March 20, 2008

Avani International Group Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
December 31	2007	2006
Assets
Current
Cash and cash equivalents	$1,217,971	$968,419
Accounts receivable (net of allowance for doubtful accounts
in 2006 - $Nil)	2,671	920
Prepaid expenses	5,006	5,427
	1,225,648	947,766
Property, plant and equipment (Note 2)	12,874	20,781
Other assets (Note 3)	18,828	21,507
	$1,257,350	$1,017,054
Liabilities and Stockholders’ Equity (Capital Deficit)
Liabilities
Current
Accounts payable	$885,417	$797,561
Accrued liabilities	63,553	69,059
Debts payable (Note 4)	170,819	138,436
Unearned revenue and deposits	9,909	8,428
	1,129,698	1,013,484
Obligations payable (Note 5)	-	285,745
	1,129,698	1,299,229
Commitments and Contingencies (Notes 8, 9 and 11)
Stockholders’ Equity (Capital Deficit)
Capital stock (Note 7)
Authorized
800,000,000 common shares, par value of $0.001
1,000,000 preferred shares, par value of $0.001
Issued and outstanding
17,582,571 (2006 - 15,082,571) common shares	17,583	15,083
-1,000,000 preferred shares (2006 – no shares)
Additional paid-in capital	8,116,092	7,717,620
Accumulated deficit	(7,947,590)	(8,012,065)
Accumulated other comprehensive loss
- foreign exchange translation	(58,433)	(2,813)
	127,652	(282,175)
	$1,257,350	$1,017,054
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
For the years ended December 31	2007	2006
Revenue
Bottled water and supply sales	$-	$99,307
Cost of revenue
Cost of goods sold (excluding depreciation)	-	143,525
Depreciation	-	68,002
	-	211,527
Gross profit	-	(112,220)
Operating expenses
Marketing	163,269	51,230
General and administration	210,150	435,322
Loss on sale of assets (gain) (Note 11)	-	(253,129)
Foreign exchange loss (gain)	-	24.865
	373,419	258,208
Loss from operations	(373,419)	(370,508)
Other income (expenses)
Interest on debts payable	(7,449)	(7,054)
Bad debts recovery (Note 6)	147,372	-
Obligation payable written-off	285,745	-
Miscellaneous income	12,226	56,516
	437,894	49,462
Net profit (loss) for the year	64,475	(321,046)
Foreign currency translation adjustment	(55,620)	46,038
Comprehensive Gain (Loss) for the year	$8,855	$(275,008)
Gain (Loss) per share - basic and diluted applicable to common stock	$0.01	$(0.02)
Weighted average shares outstanding	15,499,238	14,832,571
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2006	14,582,571	14,583	7,693,120	(7,691,019)	(48,851)	(32,167)
Issuance of common stock on exercise of warrants	500,000	500	24,500			25,000
Net loss for the year	-	-	-	(321,046)	-	(321,046)
Foreign exchange translation adjustment	-	-	-	-	46,038	46,038
Balance, December 31, 2006	15,082,571	$15,083	$7,717,620	$(8,012,065)	$(2,813)	$(282,175)
Issuance of common stock	2,500,000	2,500	398,472			400,972
Net gain (loss) for the period	-	-	-	64,475	-	64,475
Foreign exchange translation adjustment	-	-	-	-	(55,620)	(55,620)
Balance, December 31, 2007	17,582,571	$17,583	$8,116,092	$(7,947,590)	$(58,433)	$127,652
	Preferred Shares

	Shares
Balance, December 31, 2006	Nil
Issuance of preferred stock in July 2007	1,000,000
Balance, December 31, 2007	1,000,000

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
For the years ended December 31	2007	2006
Cash provided by (used in)
Operating activities
Net gain (loss) for the year	$64,475	$(321,046)
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Depreciation and amortization	16,450	101,909
Loss on disposal of assets (gain)	-	(252,230)
(Increase) decrease in assets
Accounts receivable	(1,751)	4,550
Inventories	-	107,227
Prepaid expenses	421	323
Increase (decrease) in liabilities
Accounts payable	120,239	126,230
Accrued liabilities	(5,506)	(63,972)
Unearned revenue and deposits	1,481	(25,330)
Cash from bad debts recovery (Note 6) C	(147,372)
Cash provided (used in) operating activities from continuing operations	48,437	(322,339)

Investing activities
Proceeds from sale of capital assets	-	1,018,895
	-	1,018,895
Financing activities

Issuance of common shares	400,972	250,000
Written-off obligation payable	(285,745)	-
	115,227	250,000
Increase (decrease) in cash during the year	163,664	721,556
Effect of foreign exchange on cash	85,888	78,553
Cash and cash equivalents, beginning of year	968,419	168,310
Cash and cash equivalents, end of year	$1,217,971	$968,419
Supplemental Information:
Interest paid	$7,449	$7,504

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2007 and 2006
Basis of Presentation

These consolidated financial statements are expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles.  Included in the financial statements for the year ended December 31, 2007 and 2006 are the accounts of the Company and its wholly-owned subsidiaries (Avani Oxygen Water Corporation and Avani International Marketing Corporation).

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
December 31, 2007 and 2006
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
December 31, 2007 and 2006

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
December 31, 2007 and 2006
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

For the years ended December 31, 2007 and 2006, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 1,500,000 (2006 – 21,812,557) were not included in the computation of loss per share because their effect was anti-dilutive.

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
December 31, 2007 and 2006
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

              2007

2006

Net loss, as reported

$64,475

$(321,046)

Deduct: Stock-based employee compensation

  expense determined under fair-value

  based method for all awards not

  included in net loss

                           -                         -_

Pro-forma net loss

    $64,475

$(321,046)

Loss per share:

  Basic and diluted – as reported (applicable

   to common stock)

          $0.01

         $(0.02)

  Basic and diluted – pro-forma (applicable

  to common stock)

          $0.01

         $(0.02)

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
December 31, 2007 and 2006
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
December 31, 2007 and 2006
1.	Nature of Business and Ability to Continue as a Going Concern

Avani International Group Inc. (the "Company"), a Nevada corporation, incorporated on November 29, 1995. Since its inception through June 2006, the Company was engaged in the production and sale of  an oxygen enriched bottled water under the trade name "Avani Water." The Company constructed a bottling facility in Coquitlam, British Columbia and was in the business of developing, manufacturing and distributing its product. On June 15, 2006, the Company sold its real property including land, building and building improvements. After the sale of its real property, its production of water has been suspended.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses to date of $7,947,590 which includes a comprehensive gain of $8,855 for the current year.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's export business and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.	Property, Plant and Equipment
		2007	2006
	Canada
	Office furniture and equipment	$67,125	67,125
		67,125	67,125
	Less: Accumulated depreciation	(54,251)	(46,344)
		$12,874	$20,781

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2007 and 2006
3.	Other Assets

The trademark and license is carried on the consolidated balance sheet at net book value of $18,828 (2006 - $21,507) which is calculated based on the original cost of the asset at $53,631 net of accumulated amortization of $34,803.  Amortization expense of $5,783 was charged to the Statement of Operations and Comprehensive Loss in 2007 (2006 – $5,360) and annual amortization of approximately $5,500 is estimated to be expensed in each of the next five years.

4.	Debts Payable
		2007	2006
	Loan payable on demand, unsecured and bearing simple
	interest at 8%, calculated annually.	$170,819	$138,436

5.	Obligations Payable
		2007	2006
	Assignment of net profits interest	$-	$285,745
		$-	$285,745

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

During fiscal 2007, the obligation payable of $285,745 was settled by a Malaysian company and the obligation payable is written off accordingly.

6.	Bad Debts Recovery

In December of 2007, the Company received $147,372 from Avani O2 as partial payment of amounts previously owed to the Company. Avani O2 owed the Company the sum of $502,110, which was written off by the Company as bad debt. This payment of $147,372 has been recorded as bad debt recovery.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2007 and 2006
7.	Capital Stock
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

	b)

As at December 31, 2006, the Company had 21,812,557 fully exercisable share purchase warrants outstanding. Of this amount, 1,500,000 warrants were granted in connection with the share issuance (Note (a) above), and 550,000 warrants that were granted September 26, 2001 are exercisable at any time within 5 years at an exercise price of $0.05 on or before September 26, 2003, $0.06 on or before September 26, 2005, and $0.07 on or before September 26, 2006. The remaining 20,812,557 warrants were granted on May 13, 2002 and July 15, 2002.  These warrants are exercisable at any time within 5 years at a price of $0.03 in the first two years, $0.05 in the third and fourth year and $0.07 in the last year. As at December 31, 2007, 1,500,000 of the share purchase warrants, issued as the finder’s fee describe in Note (a) above, are outstanding.

		A summary of share purchase warrant transactions for the years presented is as follows:
				Weighted
				Average
				Exercise
			Number	Price
		Outstanding at January 1, 2002	1,347,500	$1.80
		Granted	20,812,557	$0.03
		Expired	(797,500)	$3.00

		Outstanding at December 31, 2002	21,362,557	$0.03
		Granted (a) and (b)	1,500,000	$0.07
		Outstanding at December 31, 2005	22,862,557	$0.05
		Exercise of warrants on June 21, 2006	500,000	$0.05
		Warrants expired on September 26, 2006	550,000	$0.05
		Outstanding on December 31, 2006	21,812,557	$0.05
		Warrants expired on May 13, 2007	10,000,000	$0.05
		Warrants expired on July 15, 2007	10,312,557	$0.05
		Outstanding on December 31, 2007	1,500,000	$0.06
		As at December 31, 2007, share purchase warrants totaling 1,500,000 are exercisable and remain outstanding, which were granted August 2003.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2007 and 2006
7.	Capital Stock - Continued
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

The Company follows SFAS No.123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with stock options granted to other than employees to be valued based on the fair value of the stock options, where such fair value was estimated using the Black-Scholes option pricing model.  Unvested stock options are remeasured on each balance sheet date for the purpose of determining stock option compensation.  The weighted average grant date fair value of the options granted during 2003 ($0.04 per option) was estimated using the following weighted average assumptions and remeasured:

			2007	2006
		Dividend yield	Nil	Nil
		Risk-free interest rate	Nil	Nil
		Expected volatility	Nil	Nil
		Expected lives	Nil	Nil
Compensation expense was amortized over the vesting period and expenses totaling $Nil for the year ended December 31, 2007 and 2006.

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

As there was no stock-based compensation awarded to employees during the year ended December 31, 2007 and 2006, the pro-forma information for the period ended December 31, 2007 equals the information as reported on the statement of Operations and Comprehensive Income (Loss).

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2007 and 2006
7.	Capital Stock - Continued
	A summary of stock option transactions for the years presented is as follows:
			Weighted
			Average
			Exercise
		Number	Price
	Outstanding at January 1, 2002	300,000	$ 0.30
	Granted – employees	1,950,000	0.05
	Granted – non-employees	1,600,000	0.05
	Outstanding at December 31, 2003	3,850,000	0.07
	Expired	(300,000)	0.30
	Exercised	(60,000)	0.05
	Outstanding at December 31, 2004	3,490,000	$ 0.21
	Expired Cancelled Exercisable at December 31, 2005	3,490,000 (2,190,000) (300,000) 1,000,000	$ 0.21 0.30 0.05 0.05
		1,000,000	$ 0.05
	Expired on June 9, 2006	(1,000,000)	0.05
	Exercisable at December 31, 2007 and 2006	Nil

d)     In July 2007, the Company increased its authorized shares of common stock from 400,000,000 shares to 800,000,000 shares, and authorized the creation of 1,000,000 shares of preferred stock, in one or more classes, having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, as are stated and expressed in any amendment hereto, or in the resolutions providing for the issue of such class or series, all as may be determined by the Board of Directors of the Company. On October 11, 2007, the Company filed with the Nevada Secretary of State a Certificate of Designations to create a class of preferred stock consisting of 1,000,000 shares and known as the “Class A Super Voting Preferred Stock.” On all matters presented to the shareholders for a vote, the Class A Super Voting Preferred Stock has 2,000 votes per share. No other rights, privileges, or features are attendant to the Class A Super Voting Preferred Stock. On December 13, 2007, the Company issued 1,000,000 shares of the Class A Super Voting Preferred Stock to Mr. Robert Wang, the Company’s Chairman and President.

e)       In December 2007, the Company issued 2,500,000 shares of common stock to a Korean company for a private placement totaling $400,000.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2007 and 2006
8.	Income Taxes
	The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:
		2007	2006
	Net operating and capital losses	$2,500,000	$2,050,000
	Property, plant and equipment	5,000	12,000
	Valuation allowance	(2,505,000)	(2,062,000)
	Deferred tax assets (liability)	$-	$-

The tax benefit of net operating and capital losses carried forward and the associated valuation allowance were reduced by approximately $290,000 (2006 – $239,000), representing the tax effect of losses which expired in the year

		2007	2006
	Provision (benefit) at the federal US statutory rate of 34%	$22,000	$(109,000)
	Foreign income taxes at other than the federal US statutory rate	(52,000)	(34,000)
	Effect of reduction in foreign income tax rates	2,000	(11,000)
	Effect of foreign exchange on valuation allowance	(438,000)	40,000
	Tax effect of reduction in losses carry forward from sale of
	subsidiary	-
	Tax effect of loss on settlement of payables	-	-
	Tax effect of gain on settlement of debt	-	-
	Utilization of net operating loss	-
	Non-deductible expenses	23,000	25,000
	Increase (decrease) in valuation allowance	443,000	89,000
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $1,005,000 for U.S. income tax purposes, which if not used will expire during the years 2013 through 2026.  At December 31, 2006, the Company had net operating loss carryforwards of approximately 3,675,000 for Canadian income tax purposes, which if not used will expire during the years 2006 through 2012 and allowable capital losses of approximately $Nil (2006 - $Nil) which are available to offset against future capital gains.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2007 and 2006
9.	Lease Obligations
For the years ended December 31, 2007 and 2006 total rental expenses under leases amounted to $1,722 and $7,174, respectively. At December 31, 2007, the Company has no lease obligation.
These transactions were recorded at the exchange value representing amounts agreed upon by the related parties.
10.	Related Party Transactions
Related party transactions not disclosed elsewhere in these consolidated financial statements include:

During the year ended December 31, 2007, the President of the Company was reimbursed  for his overseas living allowances for the fiscal 2003, 2004, 2005 and 2006 periods and $7,515 (2006 - $28,466) for transportation expenses.  The Company accrued salary compensation of $72,000 (2006 - $72,000) and $48,298 (2006 - $48,298) of overseas living allowance for the year ended December 31, 2007, all of which are payable to the President of the Company.

On December 13, 2007, the Company issued 1,000,000 shares of the Class A Super Voting Preferred Stock to Mr. Robert Wang, the Company’s Chairman and President.

11.

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

April 10, 2008

Robert Wang

       Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                         April 10, 2007

Robert Wang                                Date

Director

/s/Dennis Robinson                    April 10, 2007

Dennis Robinson                             Date

Director

/s/Jeffrey Lightfoot                     April 10, 2007

Jeffrey Lightfoot                              Date

Director