Form 10QSB
period 2008-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2008-05-14
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2008

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of May 5, 2008 was 15,082,571.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Interim Balance Sheets as of March 31, 2008

        (unaudited) and December 31, 2007 (audited).

  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months Ended

        March 31, 2008 and 2007 (unaudited).

  4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three Months Ended

        March 31, 2008 and 2007 (unaudited).

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

13

Item 5. Other Information.

13

Item 6. Exhibits and Reports on Form 8-K.

13

Signatures

14

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	March 31	December 31
	2008	2007
Assets	(Unaudited)
Current
Cash and cash equivalents	$1,111,669	$1,217,971
Accounts receivable (net of allowance for doubtful accounts
in 2008 - $Nil; 2007 - $Nil)	701	2,671
Prepaid expenses	4,268	5,006
	1,116,638	1,225,648

Property, plant and equipment	10,150	12,874
Other assets	16,704	18,828
	$1,143,492	$1,257,350
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$866,472	$885,417
Accrued liabilities	61,374	63,553
Debts payable	166,910	170,819
Unearned revenue and deposits	9,569	9,909
	1,104,325	1,129,698
Capital Deficit
Capital stock (Note 2)
Authorized
800,000,000 common shares, par value of $0.001 1,000,000 preferred shares, par value of $0.001
Issued and outstanding
15,082,571 (2006– 15,082,571) common shares - 1,000,000 preferred shares	17,583	17,583
Additional paid-in capital	8,116,092	8,116,092
Accumulated deficit	(8,057,349)	(7,947,590)
Accumulated other comprehensive loss
- foreign exchange translation	(37,159)	(58,433)
	39,167	127,652
	$1,143,492	$1,257,350
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2008	2007
Revenue
Bottled water and supply sales	$-	$-
	-	-
Cost of revenue
Cost of goods sold (excluding depreciation)	-	-
Depreciation	-	-
	-	-
Gross profit (loss)	-	-
Operating expenses
Marketing	62,734	22,678
General and administration	45,052	46,214
	107,786	68,892
Loss from operations	(107,786)	(68,892)
Other income (expenses)
Interest on debts payable	(1,992)	(1,707)
Miscellaneous income (expense)	19	281
	(1,973)	(1,426)
Net loss for the period	(109,759)	(70,318)
Foreign currency translation adjustment	21,274	(36,468)
Comprehensive loss for the period	$(88,485)	$(106,786)
Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	17,582,571	15,082,571
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2007	15,082,571	$15,083	$7,717,620	$(8,012,065)	$(2,813)	$(282,175)
Issuance of common stock	2,500,000	2,500	398,472		-	400,972
				-	-
Stock option compensation			-	-	-	-
Net profit (loss) for the year	-	-	-	64,475	-	64,475
Foreign exchange translation adjustment	-	-	-	-	(55,620)	(55,620)
Balance, December 31, 2007	17,582,571	17,583	8,116,092	(7,947,590)	(58,433)	127,652
Net loss for the period	-	-	-	(109,759)	-	(109,759)
Foreign exchange translation adjustment	-	-	-	-	21,274	21,274
Balance, March 31, 2008	17,582,571	$17,583	$8,116,092	$(8,057,349)	$(37,159)	$39,167

	Preferred Shares
	Shares
Balance, January 1, 2007	Nil
Issuance of preferred stock in July 2007	1,000,000
Balance, December 31, 2007	1,000,000
Balance , March 31, 2008	1,000,000
This accompanying notes are an integral part of the consolidated interim financial statements

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2008	2007
Cash provided by (used in)
Operating activities
Net loss for the year	$(109,759)	$(70,318)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	3,873	3,671
Loss (gain) on disposal of assets	-
(Increase) decrease in assets
Accounts receivable	1,970	160
Prepaid expenses	738	882
Increase (decrease) in liabilities
Accounts payable	22,854	67,160
Accrued liabilities	2,179	(11,495)
Unearned revenue and deposits	-	-
	(78,145)	(9,940)
Investing activities
Proceeds from sale of capital assets	-
Financing activities
Issuance of common shares	-
Increase (Decrease) in cash during the period	(78,145)	(9,940)
Effect of foreign exchange on cash	(28,157)	(36,717)
Cash and cash equivalents, beginning of period	1,217,971	968,419
Cash and cash equivalents, end of period	$1,111,669	$921,762
Supplemental Information:
Interest paid	$1,992	$1,707
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

The consolidated interim financial statements for the three-month period ended March 31, 2008 include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and inter-company transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

After the sale of its property including land, building and building improvements on June 15, 2006, the Company’s production of water has been suspended. For the three-month period ended March 31, 2008, the revenue of the Company was Nil, and the result of its operation is a deficit of 109,759.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2008 of $8,057,349.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.  Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at March 31, 2008 and December 31, 2007, the Company had 1,500,000 fully exercisable share purchase warrants outstanding, which were granted August 2003 and are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before September 2, 2008.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at March 31, 2008 and December 31, 2007	1,500,000	$0.06

All of the share purchase warrants are exercisable on the grant date and remain outstanding at March 31, 2008 and December 31, 2007.

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

	Three-month period ended March 31
	2008	2007
Net loss, as reported	$(109,759)	$(70,318)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	-
Pro-forma net loss	$(109,759)	$(70,318)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.01)	$(0.01)

All options granted by the Company expired in September 2006. As there was no stock-based compensation awarded to employees during the period ended March 31, 2008, the pro-forma information for the periods ended March 31, 2008 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

On October 11, 2007, the Company filed with the Nevada Secretary of State a Certificate of Designations to create a class of preferred stock consisting of 1,000,000 shares and known as the “Class A Super Voting Preferred Stock.” On all matters presented to the shareholders for a vote, the Class A Super Voting Preferred Stock has 2,000 votes per share. No other rights, privileges, or features are attendant to the Class A Super Voting Preferred Stock. On December 13, 2007, the Company issued 1,000,000 shares of the Class A Super Voting Preferred Stock the Company’s President.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

4.

Related Party Transactions

During the three-month period ended March 31, 2008, the president of the Company was reimbursed $Nil (2007 – 6,889) as transportation expenses. The Company accrued $18,000 as salary (2007 - $18,000) and $15,862 (2007 - $13,443) of overseas living allowance, all of which are payable to the President of the Company.

Item 2. Management's Discussion and Analysis and Plan of Operations.

The following discusses the Company’s plan of operations for the next 12 month. During 2006, the Company suspended the production and sale of its oxygenated water. Since the suspension of its operations, the Company has sold its real estate located in Coquitlam, British Columbia, and has transported its proprietary oxygenated water producing equipment to Malaysia for storage.

As of the date of this report, the Company does not expect to resume the manufacture and sale of its oxygenated water. Rather, it is currently seeking a joint venture partner or licensee in the Far East, mainly Malaysia, for the purpose of re-commencing operations utilizing the Company’s proprietary oxygenated water producing equipment. Under this proposed arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. In doing so, management believes that it will limit its overhead and other expenditures. In addition to its existing equipment, the Company also recovered from Avani O2 Water Sdn. Bhd equipment that was the subject of its prior joint venture with Avani O2. On March 14, 2008, the Company rented the equipment to Avani Oxygen Water Corporation Sdn. Bdh. (formerly Avani Water Corporation Sdn. Bdn.) (“Avani Oxygen Water”), an unaffiliated Malaysian company,  under a rental arrangement which provides for a rental of approximately $5,000 per month and 2% royalty on gross sales resulting from the equipment use. The term of the agreement is month to month. Apart from the monthly rental amount, the ability of the Company to receive additional revenues in the form of royalties  from the equipment use will be dependent on the success of the Avani Oxygen Water business. The Company can not predict whether any royalty revenues will result from the transaction with Avani Oxygen Water.

The Company expects to incur approximately $360,000 in expenditures during fiscal 2008. The amount is comprised of an estimated $160,000 in marketing expenses, and an estimated $200,000 in general and administrative expenses. Marketing expenses include promotions, advertisements, repair and modifications of the existing equipment from 110v and 60hz to 220v and 50hz. The modification of the Company’s existing equipment will enable it to be utilized in Malaysia and elsewhere in the Far East. General and administrative expenses include payments to the Company’s President in the form of annual salary and overseas living allowances which total approximately $121,000, annual rent for its Canadian and Malaysia offices estimated to be $8,000, annual legal and accounting fees estimated to be $34,000, and annual salaries for two employees estimated to be $37,000 collectively.

The Company believes that it will be able to meet its anticipated expenditures for the 2008 period through some combination of; deferment of paying certain accounts payable, cash flow from its recent equipment rental arrangement, and cash on hand.. In this regard, as stated below, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern in their report on the consolidated financial statements for the year ended December 31, 2007.

It does not anticipate hiring additional personnel during this period, nor does it anticipate incurring any research and development costs during the 2008 period.

Liquidity and Capital Resources.

As of March 31, 2008, the Company had working capital deficit of $12,313. Working capital as of December 31, 2007 was $95,950. The decrease in working capital deficit is principally due to the comprehensive loss of the Company which occurred during the first fiscal quarter of 2008.

Property, plant and equipment, net of accumulated depreciation, totaled $10,150 on March 31, 2008. Property, plant and equipment, net of accumulated depreciation, totaled $12,874 on December 31, 2007. The decrease is due to depreciation during the three month period in 2008.

The Company continues to experience significant losses from operations. The Company expects to re-commence operations of its water business in Malaysia. However, in order to do so, the will need to raise additional capital pursuant to the private placement of its debt or equity. The Company also is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  As of the date of this instrument, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company can not predict whether it will be sucessful in raising additional capital, or whether it will be sucessful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders (See disclosure relating to cautionary statements in the Company’s Form 10-KSB for the period ending December 31, 2007 (“2007 Form 10-KSB”)). If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and it future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2007, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Cautionary Statements.  Readers are urged to refer to the section entitled "Cautionary Statements in the Company's 2007 Form 10-KSB and elsewhere therein for a broader discussion of such risks and uncertainties. These risks include the lack of profitable operations, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Off-Balance Sheet Arrangement

As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangements at the end of the first quarter of 2008.

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

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of March 31, 2008for this Form 10-QSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

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

                               AVANI INTERNATIONAL GROUP, INC.

Date: May 13, 2008

/s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

14