Form 10KSB/A
period 2007-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2008-09-15
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment No 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On June 10, 2008, the Company received a comment letter from the staff of the Securities and Exchange Commission (“Comment Letter”) in respect of the Company’s Form 10-KSB for the period ended December 31, 2007 which was filed with the Securities and Exchange Commission on April 10, 2008. The Comment Letter requested that the Company include Management’s Report on Internal Controls over Financial Reporting in such filing. Accordingly, this Amendment No. 1 amends and restates only Part II, Item 8A, Controls and Procedures and the certifications contained in Exhibits 31.1 and 31.2 to relate to the Company’s internal controls over financial reporting..

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

INDEX

Page
PART II

Item 8A. Controls and Procedures	3

PART IV

Item 13. Exhibits, Financial Statement Schedules	5
Signatures	6

PART II

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (“Exchange Act”)). For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by the Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level. In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Annual Report a report by management on the Company’s internal control over financial reporting and that the certifications contained in Exhibits 31.1 and 31.2 of the Annual Report did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this omission and expect to implement changes in the near term.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2007, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of December 31, 2007.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

PART IV

Item 13. Exhibits.

31 Certification under Section 302 of the Sarbanes-Oxley Act.

32 Certification under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/Robert Wang

August 31, 2008

Robert Wang                                  Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                         August 31, 2008

Robert Wang                                Date

Director

/s/Dennis Robinson                    August 31, 2008

Dennis Robinson                             Date

Director

/s/Jeffrey Lightfoot                     August 31, 2008

Jeffrey Lightfoot                              Date

Director