Form 10-Q
period 2008-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2008-11-14
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2008

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of November 6, 2008 was 17,582,571.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Interim Balance Sheets as of August 31, 2008

        (unaudited) and December 31, 2007 (audited).

  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months and Nine

        Months ended August 31, 2008 and 2007 (unaudited).

  4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three Months and Nine Months Ended

        August 31, 2008 and 2007 (unaudited).

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

12

Item 5. Other Information.

12

Item 6. Exhibits and Reports on Form 8-K.

12

Signatures

13

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	September 30	December 31
	2008	2007
Assets	(Unaudited)
Current
Cash and cash equivalents	$1,060,791	$1,217,971
Accounts receivable (net of allowance for doubtful accounts
in 2008 - $Nil; 2007 - $Nil)	15,513	2,671
Prepaid expenses	5,209	5,006
	1,081,513	1,225,648

Property, plant and equipment	82,805	12,874
Other assets	13,224	18,828
	$1,177,542	$1,257,350
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$925,858	$885,417
Accrued liabilities	59,199	63,553
Debts payable	164,756	170,819
Unearned revenue and deposits	9,230	9,909
	1,159,043	1,129,698
Capital Deficit
Capital stock (Note 2)
Authorized
800,000,000 common shares, par value of $0.001 1,000,000 preferred shares, par value of $0.001
Issued and outstanding
- 17,582,571 (2007– 17,582,571) common shares - 1,000,000 preferred shares	17,583	17,583
Additional paid-in capital	8,116,092	8,116,092
Accumulated deficit	(8,097,913)	(7,947,590)
Accumulated other comprehensive loss
- foreign exchange translation	(17,263)	(58,433)
	18,499	127,652
	$1,177,542	$1,257,350
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)
	Three-month periods ended		Nine-month periods ended
	September 30		September 30
	2008	2007	2008	2007

Revenue
Bottled water and supply sales	$-	$-	$-	$-
	-	-	-	-
Cost of revenue
Cost of goods sold (excluding
depreciation)	-	-	-	-
Depreciation	-	-	-	-
	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Marketing	41,175	26,267	126,508	126,622
General and administration	54,480	45,877	137,520	144,626
	95,655	72,144	264,028	271,248
Income (loss) from operations	(95,655)	(72,144)	(264,028)	(271,248)
Other income (expenses)
Interest on debts payable	(1,919)	(1,906)	(5,891)	(5,431)
Interest income	-	1,436	13,113	12,025
Royalty income	3,274	-	9,564	-
Equipment rental income	-	-	19,833	-
Bad debts recovery (Note 4)	77,086		77,086
	78,441	(470)	113,705	6,594
Net loss for the period	(17,214)	(72,614)	(150,323)	(264,654)
Foreign currency translation adjustment	13,404	(8,886)	41,170	(45,354)
Comprehensive loss for the period	$(3,810)	$(81,500)	$(109,153)	$(310,008)
Gain(Loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding	17,582,5711	15,082,571	17,582,5711	15,082,571
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2007	15,082,571	$15,083	$7,717,620	$(8,012,065)	$(2,813)	$(282,175)
Issuance of common stock	2,500,000	2,500	398,472		-	400,972
				-	-
Stock option compensation			-	-	-	-
Net profit (loss) for the year	-	-	-	64,475	-	64,475
Foreign exchange translation adjustment	-	-	-	-	(55,620)	(55,620)
Balance, December 31, 2007	17,582,571	17,583	8,116,092	(7,947,590)	(58,433)	127,652
Net loss for the period	-	-	-	(150,323)	-	(150,323)
Foreign exchange translation adjustment	-	-	-	-	41,170	41,170
Balance, September 30, 2008	17,582,571	$17,583	$8,116,092	$(8,097,913)	$(17,263)	$18,499

	Preferred Shares
	Shares
Balance, January 1, 2007	Nil
Issuance of preferred stock in July 2007	1,000,000
Balance, December 31, 2007	1,000,000
Balance , September 30, 2008	1,000,000

The accompanying notes are an integral part of these consolidated interim financial statements

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the nine-month periods ended September 30	2008	2007
Cash provided by (used in)
Operating activities
Net loss for the year	$(150,323)	$(264,654)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	11,110	11,972
Loss (gain) on disposal of assets	-
Bad debts recovery	(77,086)
(Increase) decrease in assets
Accounts receivable	(12,842)	(949)
Prepaid expenses	(203)	(144)
Increase (decrease) in liabilities
Accounts payable	34,378	49,898
Accrued liabilities	(4,354)	(5,730)
Unearned revenue and deposits	(679)	1,446
	(199,999)	(208,161)
Investing activities
Proceeds from sale of capital assets	-
Financing activities
Issuance of common shares	-
Increase (Decrease) in cash during the period	(199,999)	(208,161)
Effect of foreign exchange on cash	42,819	(51,064)
Cash and cash equivalents, beginning of period	1,217,971	968,419
Cash and cash equivalents, end of period	$1,060,791	$709,194
Supplemental Information:
Interest paid	$5,891	$5,431
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

The consolidated interim financial statements for the nine-month period ended September 30, 2008 include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and inter-company transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

After the sale of its property including land, building and building improvements on June 15, 2006, the Company’s production of water has been suspended. For the nine-month period ended September 30, 2008, the revenue of the Company was Nil, and the result of its operations was a deficit of $150,323. As mentioned previously by the Company, the Company recovered from Avani O2 Water Sdn. Bhd its proprietary bottling equipment that was the subject of its prior joint venture with Avani O2 (See Note 4).  On March 15, 2008, the Company rented the recovered equipment, on a month to month basis,  to Avani Oxygen Water Corporation Sdn. Bdh. (formerly Avani Water Corporation Sdn. Bdn.), an unaffiliated Malaysian company (“AOW”). The rental arrangement was terminated on June 30, 2008. The rental arrangement provided for a rental of approximately $5,000 per month and 2% royalty on gross sales resulting from the equipment use. Following the termination of the rental agreement, the Company entered into a month to month lease agreement with AOW to store the equipment, spare parts and inventory. The monthly rental is approximately $3,000 and the leasehold space is approximately 10,000 square feet.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to September 30, 2008 of $8,097,913.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to provide financing for the marketing and promotion of the Company's business, capital expansion and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

2.    Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows: As at December 31, 2007, the Company had 1,500,000 fully exercisable share purchase warrants outstanding, which were granted in August 2003 and exercisable at any time within 5 years at an exercise price of $0.06 per share. As of September 30, 2008, these warrants expired unexercised.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

a)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Stock Warrants outstanding at December 31, 2007	1,500,000	$0.06
Stock Warrants outstanding at September 30, 2008	0	n/a

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

	Nine-month period ended September 30
	2008	2007
Net loss, as reported	$(150,323)	$(264,654)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	-
Pro-forma net loss	$(150,323)	$(264,654)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.02)
Basic and diluted – pro-forma	$(0.01)	$(0.02)

All options granted by the Company expired in September 2006. As there was no stock-based compensation awarded to employees during the period ended September 30, 2008, the pro-forma information for the periods ended September 30, 2008 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

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

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

3.

Related Party Transactions

During the nine-month period ended September 30, 2008, the president of the Company was reimbursed $Nil (2007 – 6,889) as transportation expenses. The Company accrued $54,000 as salary (2007 - $54,000) and $47,074 (2007 - $42,500) of overseas living allowance, all of which are payable to the President of the Company. The Company’s accounts payable total $925,868 as of September 30, 2008. Of the total amount, $533,066 is owed to an officer of the Company and $300,695 is owed to a majority shareholder.

4.

Purchase of Assets and Bad Debts Recovery

In September 2008, the Company obtained from Avani O2, a Malaysia company, assets including plant equipment and office equipment. The parties have agreed that the equipment offsets $77,863 in amounts previously owed by Avani O2 to the Company. At the end of 2005, the Company wrote off as bad debt $502,110 owed to the Company by Avani O2. The stated $77,863 amount  has been recorded as a bad debt recovery for the three and nine months periods ended September 30, 2008.

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

As of the date of this report, the Company does not expect to resume the manufacture and sale of its oxygenated water. Rather, it is currently seeking a joint venture partner or licensee in the Far East, mainly Malaysia, for the purpose of re-commencing operations utilizing the Company’s proprietary oxygenated water producing equipment. Under this proposed arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. In doing so, management believes that it will limit its overhead and other expenditures attendant to its operations. In addition to its existing equipment, the Company also recovered from Avani O2 Water Sdn. Bhd equipment that was the subject of its prior joint venture with Avani O2. On March 15, 2008, the Company rented the recovered equipment to Avani Oxygen Water Corporation Sdn. Bdh. (formerly Avani Water Corporation Sdn. Bdn.) (“Avani Oxygen Water”), an unaffiliated Malaysian company,  under a rental arrangement which provides for a rental of approximately $5,000 per month and 2% royalty on gross sales resulting from the equipment use. The term of the agreement is month to month. The agreement was terminated on June 30, 2008. Following the termination of the rental agreement, the Company entered into a month to month lease agreement with AOW to store the equipment, spare parts and inventory. The monthly rental is approximately $3,000 and the leasehold space is approximately 10,000 square feet.

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

The Company believes that it will be able to meet its anticipated expenditures for the 2008 period through some combination of; deferment of paying certain accounts payable and cash on hand. In this regard, as stated below, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern in their report on the consolidated financial statements for the year ended December 31, 2007.

It does not anticipate hiring additional personnel during this period, nor does it anticipate incurring any research and development costs during the 2008 period.

Liquidity and Capital Resources.

As of August 31, 2008, the Company had working capital deficit of $77,530. Working capital as of December 31, 2007 was $95,950. The decrease in working capital deficit is principally due to the comprehensive loss of the Company which occurred through the third fiscal quarter of 2008.

Property, plant and equipment, net of accumulated depreciation, totaled $82,804 on August 31, 2008. Property, plant and equipment, net of accumulated depreciation, totaled $12,874 on December 31, 2007. The increase is due to the recovery of the Avani O2 equipment, partially offset by depreciation during the nine month period in 2008.

The Company continues to experience significant losses from operations. The Company expects to re-commence operations of its water business in Malaysia through a licensee or joint venture arrangement. As mentioned above, the Company believes that it will be able to meet its anticipated expenditures for the 2008 period through some combination of; deferment of paying certain accounts payable and cash on hand. However, beyond fiscal 2008, the Company likely will need to raise additional capital pursuant to the private placement of its debt or equity. The Company also is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  As of the date of this filing, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company can not predict whether it will be sucessful in raising additional capital, or whether it will be sucessful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders (See disclosure relating to Cautionary Statements in the Company’s Form 10-KSB for the period ending December 31, 2007 (“2007 Form 10-KSB”)). If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and it future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2007, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

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

Item 3. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of August 31, 2008 for this Form 10-QSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended August 31, 2008 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

AVANI INTERNATIONAL GROUP, INC.

Date: November 13, 2008

/s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

11