Form 10-K
period 2008-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2009-03-31
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 000-23319

AVANI INTERNATIONAL GROUP INC.

(Exact name of registrant as specified in its charter)

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of

1

registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [  ] No

As of March 29, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $390,762. This calculation is based upon the average of the bid price of $0.021 and asked price of $0.07 of the common stock on March 29, 2009.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 29, 2009 was 17,582,698.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I

Item 1. Description of Business.

Introduction.

Avani International Group Inc. ("Avani" or "Company") was organized under the laws of the State of Nevada on November 29, 1995.

Following its inception, Avani constructed a bottling facility in Vancouver, Canada and engaged in the business of bottling and distributing a bottled water product under the trade name "Avani Water.” The product was an oxygen enriched, purified bottled water produced from proprietary technology developed by the Company. During 2005 and 2006, the Company sold a majority of its assets and suspended its bottling operations. During  2006, the Company has moved to Malaysia the bottling equipment previously used in Canada for its domestic operations. During 2008, the Company recovered from a former joint venture partner equipment that was previously the subject of a joint venture in Malaysia. Since the suspension of its operations, the Company has not conducted any further business operations.

Avani’s executive offices are located at 108-2419 Bellevue Avenue, West Vancouver, B.C. V7V 4T4 Canada, and its telephone number is (604) 913-2386.

General.

Avani was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. As of December 31, 2008, it has two wholly owned subsidiaries; Avani Oxygen Water Corporation (formerly Avani Water Corporation), and Avani International Marketing Corporation.

Avani Oxygen Water Corporation was organized under the laws of the Province of British Columbia (Canada) on December 8, 1995. Avani International Marketing Corp. was incorporated under the laws of the Province of British Columbia on September 22, 1999.

Unless the context indicates otherwise, (i) all references to Avani or the Company herein include Avani International Group Inc. and its wholly-owned subsidiaries to the exclusion of Avani O2 and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be expressed as "CDN.”

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

Avani has sold its product in the greater Vancouver metropolitan area and internationally, from time to time, mainly to the United States, Malaysia and Japan. The Company also provided home and business delivery of 2.5 and 5 gallon bottles in the Vancouver metropolitan area. The Company's sales nationally and internationally, except in Malaysia, were limited. During 2004, substantially all of the Company’s distribution was made to Avani O2 Water Sdn. Bhd. (“Avani O2”).  As previously disclosed previously by the Company, during late 2004 and in 2005, the

Company terminated its business relationships with Avani O2.

During 2005 and 2006, the Company sold a majority of its assets, including real estate located in Coquitlam, British Columbia, and suspended its bottling operations. During 2006, the Company has moved to Malaysia the bottling equipment previously used in Canada for its domestic operations. During 2008, the Company recovered from a joint venture partner equipment that was previously the subject of a joint venture in Malaysia. Since the suspension of its operations, the Company has not conducted any further business operations and has not generated any operating revenues during the 2008 period.

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

In addition to the above described efforts, the Company may attempt to sell its equipment and seek other business opportunities. It continues to aggressively explore other business opportunities for purposes of effecting a business acquisition or combination. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  It also may purchase stock or assets of an existing business.  If a transaction is consumated, it is possible that the present management and shareholders of the Company will not be in control. If a transaction is consumated, it also is possible that the Company may be required to sell or spin-off its water business. Substantial dilution may result to existing shareholders upon consumation of such a business combination. In order to provide the Company with more flexibility to effect a  potential business acquisition or combination, on July 11, 2007, pursuant to a vote of its shareholders, the Company increased its authorized shares of common stock from 400,000,000 to 800,000,000.

Product and Product Features.

In the past, the Company has manufactured and sold its purified, oxygen enriched water in 500 ml and 1.5 liter PET bottles and 2.5 and 5 gallon bottles under the trade name "Avani Water".  If the Company enters into a joint venture or license arrangement, it expects that those product(s) will be have similar features to the prior product sold by the Company. The Company can not predict whether it will be successful in finding a joint venture or licensee candidate.

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

During fiscal years ending December 31, 2008 and December 31, 2007, the Company had no research and development costs.

Manufacturing Process.

The Company prior manufacturing process consisted (and any future manufacturing process, if any likely will consist) of the following processes. Water is purchased from the local municipality which was piped to a holding tank located on premises. From the holding tank, the water passes through the bottling process at constant pressure. The water initially passes through a 10 micron filter to remove the larger solids and then passes through a series of finer media filters to remove solids greater than 2 microns in size including inorganic metals such as iron, copper and lead. The water then passes through ozonation and carbon filtration processes. Ozonation is the strongest disinfectant and oxidizing agent available for water treatment and is a standard disinfectant for bottled water processing. Activated carbon filtration removed organic compounds such as pesticides and herbicides and associated tastes and odors. The water next passes through a seven membrane reverse osmosis process which removes particles greater than 0.001 micron. The water was demagnetized to remove remaining metals and is exposed to ultraviolet light for aseptic purposes. The water is then placed in a storage tank where high volumes of oxygen (O2) is injected into the purified water under pressure creating an oxygen enriched water product. Following the oxygen enrichment process, the water is piped to the "clean room." The "clean room" is a completely enclosed room with an over-balanced ventilation system which feeds filtered, sterile air to the room. There, the water product is automatically bottled in pre-rinsed bottles, capped and labeled. The bottles are directed to a case packer which automatically loads the bottles into shipping cases for distribution.

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

During January 2001, Avani contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote its products to the Asian market. In exchange, the Company agreed to pay Mr. Ong the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed to Mr. Ong was cancelled in exchange for issuing 4,160,000 shares of common stock of Avani and stock purchase warrants to acquire 12,480,000 shares of common stock of Avani. Mr. Ong was a controlling shareholder of Avani O2 until July 1, 2005 when he divested himself of his entire equity position in Avani O2. As of December 31, 2005, Mr. Ong is a controlling stockholder of the Company. Mr. Ong is the nephew of the Company’s President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2008, the total outstanding consulting fee payable to Mr. Ong is $262,725 ($320,000 CDN).

As of the date of this report, the Company is currently exploring opportunities to manufacture and sell its water product in the Far East, including Malaysia, through a joint venture partner or licensee.

Facilities.

Presently, the Company does not maintain any production facilities. Its offices consist of 120 square feet and under a month to month lease agreement. The annual lease payment is $5,065.

The Company also had maintained an office in Kuala Lumpur, Malaysia which it opened on August 1, 2006. In March 2008, the Company terminated this office lease arrangement. The offices consisted of 1,200 square feet and under a month to month lease agreement. The annual lease payment was $3,158.

Competition.

The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Well established names in the industry, include Dasani and Acquafina, as well as a significant number of regional products. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, their products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. However, the Company believes that its smooth taste and its unique oxygen enrichment will enable it to sufficiently compete against other non-oxygenated products in the market.

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

Employees.

As of December 31, 2008, Avani has 3 employees in total, including the Company’s President. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 1A. Risk Factors.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-K, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-K:

1. UNCERTAIN FUTURE OF COMPANY’S BUSINESS. As mentioned herein,  the Company has suspended its operations, and is seeking to re-establish operations through a joint venture partner or licensee in Malaysia or another country in the Far East. While the Company believes that significant demand exists in Malaysia for its oxygenated water, since its inception, except for a brief period in which it sold products through a former joint venture partner in Malaysia, the Company has been unable to establish any meaningful sales of its water product. In addition, the Company may attempt to sell its equipment and seek other business opportunities. Accordingly, the Company cannot predict with certainty the future of its business.

2. THE COMPANY’S ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND THE COMPANY HAS LIMITED WORKING CAPITAL, NEGATIVE NET WORTH AND SUBSTANTIAL CURRENT LOSSES. To date, the Company has met its working capital requirements principally through the private placement of its securities.  To support its operations and planned re-location, the Company will require additional funds as described in greater detail below.  Since its inceptions, the Company has not generated any significant revenue other than through Avani O2 and has experienced substantial losses.  The Company also has very limited working capital and, as at December 31, 2008 recorded an accumulated deficit of $8,177,264.

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

5. THE COMPANY MAY PAY CONSULTANTS AND EMPLOYEES IN STOCK AS CONSIDERATION FOR THEIR SERVICES WHICH MAY RESULT IN STOCKHOLDER DILUTION. Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants and employees in stock, warrants or options to purchase shares of our common stock rather than cash. Previously, the Company paid one of its consultants in common stock which resulted in significant dilution to existing shareholders.  As of the date of this filing, the Company owes its President the sum of $462,443 in past due compensation and re-imbursements. Payments for services or other amounts due in equity may materially and adversely affect the Company’s stockholders by diluting the value of outstanding shares of our common stock.

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

9. VOLATILE PRICES AND LIMITED VOLUME FOR THE COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

10. THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS ON ITS COMMON

STOCK.  The Company has never declared or paid dividends on its common stock.  It intends to retain future earnings to develop and commercialize its products and therefore it does not intend to pay cash dividends in the foreseeable future.

Item 2. Description of Property.

The Company maintains its offices at 108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada. These offices consist of 120 square feet and are leased from a director of the Company under an oral lease agreement on a month to month basis. The annual lease payment is $5,065.

The Company also maintained an office consisting of 1,200 square feet in Kuala Lumpur, Malaysia which it opened on August 1, 2006.  These offices are leased under oral lease arrangement with an unaffiliated third party on a month to month basis. The Company terminated this office lease arrangement in March 2008.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by OTC- Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is listed on the OTC-Bulletin Board under the symbol "AVIT.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

     2007

 Low Bid

High Bid

1st Quarter

    0.03

    0.03

2nd Quarter

    0.28

    1.74

3rd Quarter

    0.25

    0.50

4th Quarter

    0.25

    0.73

     2008

 Low Bid

High Bid

1st Quarter

    0.15

    0.45

2nd Quarter

    0.15

    0.25

3rd Quarter

    0.07

    0.15

4th Quarter

    0.04

    0.07

     2009

 Low Bid

High Bid

1st Quarter

    0.02

    0.04

As of March 31, 2009, the Company had 733 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

The Company has no  Equity Compensation Plan Information  as of December 31, 2008, however, on December 13, 2007, the Company issued 1,000,000 shares of its Class A-Super Voting Preferred Stock to the Company’s Chairman and President. Each share of the Class A-Super Voting Preferred Stock carries 2,000 votes on matters submitted to shareholders for voting purposes. No other rights or privileges are attendant to the Class A-Super Voting Preferred Stock. Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2008 for a more complete description of the Class A Super Voting Preferred Stock.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company, and its two wholly owned subsidiaries for the annual periods ended December 31, 2008 and December 31, 2007, respectively.

Results of Operations.

Fiscal year end 2008 compared with Fiscal year end 2007.

The Company suspended operations during fiscal 2006, and thus has had no revenues for fiscal years ended December 31, 2008 and 2007 respectively.

During the fiscal year ended December 31, 2008 and 2007, respectively, the Company had no cost of revenues due to its lack of operations.

Operating expenses which include marketing expenses and general and administrative expenses for the 2008 period totaled $350,852 contrasted with $373,419 for the 2007 period, which represents a decrease of $22,567 or 6% from the prior period. Marketing expenses totaled $105,087 for the 2008 period contrasted with $163,269 for the 2007 period, representing a decrease of $58,182 or 35.6% from the prior period. Marketing expenses includes overseas allowance to the Company’ President and fees to Avani Oxygen Water Corporation Sdn. Bhd., an unaffiliated third party that provides marketing services to the Company. The decrease in marketing expenses is due to a reduction in fees for marketing services paid in 2008. General and administrative expenses totaled $245,765 for the 2008 period contrasted with $210,150 for the 2007 period, representing an increase of $35,615 or 16.9% from the prior period. General and administrative costs in 2008 includes the salary to the Company’s President of $72,000 and $60,085 as an overseas living allowance for the President, salaries for other employees, storage, rent, and other office expenses. The increase in general and administrative expenses for the 2008 period is due to an increase in overseas living allowance for the Company’s President and a finder’s fee payment to Avani Oxygen Water Corporation Sdn. Bhd, in connection with the private placement of the Company’s common stock which occurred in 2007. No research and development costs were incurred in 2008 or 2007.

Loss from Operations for the 2008 period was $350,852 compared with $373,419 for the 2007 fiscal year end period. The slight decrease is due to the reasons discussed above.

Interest expense on outstanding loans totaled $7,449 for the 2008 compared with $7,449 for the 2007 period. The interest expense in Canadian dollars is the same for both periods, however the slight increase in for the 2008 period reflects the weakness of the US Dollar during the 2008 period. During fiscal 2008, the Company recovered from Avani O2 equipment that had been previously written off by the Company in 2005. During the 2007 period, the Company received a payment in the amount of $147,372 from Avani O2 on prior debt that had been written off by the Company in 2005. Both amounts were recorded as bad debt recovery. During the 2007 period, the Company also had an obligation payable write off in the amount of $285,745. The obligation relates to two former lenders that the Company assigned its net profits interest in its joint venture arrangement with Avani O2. Avani O2 has informed the Company that the amount has been satisfied by Avani O2.

During the 2008 period we had interest income of $18,224 compared with $12,226 for the period year end period. The increase in interest income is due to the additional capital received by the Company in the beginning of 2008 from a private placement. The Company received $10,089 in royalty income and $23,284 in equipment rental income for the 2008 period. Both incomes were due under an equipment  rental agreement with Avani Oxygen Water Corporation Sdn. Bhd. (formerly Avani Water Corporation Sdn. Bhd.), an unaffiliated Malaysian company which was terminated in June 2008.

Other income for the 2008 period was $121,178 compared with $437,894 for the 2007 year end period. The difference is due to the reasons discussed above.

Foreign currency adjustment, which is the impact of different foreign exchange rates applied in balance sheet and income statement, was a gain of $91,170 for the 2008 period, which contrasts with a loss of $55,620 for the 2007 period. The disparity is due to application of different foreign exchange rates in consolidation of the Company’s balance sheets and income statements. Comprehensive loss for the 2008 period was $138,504 which compares with a comprehensive gain of $8,885 for the prior year. Loss per share applicable to common stock holders, basic and diluted, was $0.01 for the 2008 period contrasted with a gain of $0.01  per share for the 2007 period.

For the past two years, inflation has had no impact on the Company’s operations.

Liquidity and Capital Resources.

Working capital as of December 31, 2008 was $(101,489) compared with working capital as of December 31, 2007 of $127,652. The decrease in working capital for the 2008 year end from the prior year end reflects the operating loss experienced for the 2008 period.

Total assets as of December 31, 2008 were $1,047,250 which is a decrease of $210,100 from total assets of $1,257,350 as of December 31, 2007.

The Company believes that it has sufficient cash resources to meet its working capital need for the next 12 months. Thereafter, the company will be required to raise additional funds to meets its operating needs (which is discussed below). The Company’s projected capital expenditures for 2009 fiscal year are as follows: $110,000 for marketing expenses and $250,000 for general and administrative expenses.  Other than as stated, above the Company does not have any projected capital expenditures.

During late 2006, the Company suspended its water bottling operations, however, it continues to experience significant losses and/or cash flow deficits. The Company can not predict when it will be able to re-establish operations as described above, if at all, and can not predict whether it will achieve profitable operations, if at all. As discussed herein, the Company does not expect to resume the manufacture and sale of its oxygenated water. Rather, it is currently seeking a joint venture partner, or licensee in the Far East, mainly Malaysia, for the purpose of re-commencing operations utilizing the Company’s proprietary oxygenated equipment. Under this arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. In so doing, believes that it will limit its overhead and other expenditures. In addition to the above described efforts, the Company may attempt to sell its equipment and seek other business opportunities. Despite the Company’s slimmed down operations, the Company nevertheless may need to raise additional working capital to support its future operations. At this time, the Company can not predict the amount of funds required, nor can it predict whether it will be successful in raising such funds.

If the Company is required to raise additional funds, it likely will attempt to do so pursuant to the private placement of debt or equity. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to Risk Factors above). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the years ended December 31, 2008 and December 31, 2007, respectively, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Capital Resources.  The Company has no material commitments for capital expenditures as of December 31, 2008.

Off-Balance Sheet Arrangement. As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangement as of December 31, 2008.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

The Financial Statements that constitute Item 8 of this Annual Report on Form 10-K are included in Item 14 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended December 31, 2008.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended December 31, 2008 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time..

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

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

Age

Since

Position

Robert Wang

62

1999

President and Director

Dennis Robinson

69

1999

Secretary, Treasurer and

Director

Jeffrey Lightfoot

52

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

There are no family relationships among any of our officers and directors. The Company’s directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

To the best of our knowledge, during the past five years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Code of Ethics

-    The Company has adopted a code of ethics which is attached hereto as Exhibit 14. The Code applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2009.

Item 11. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2008 and 2007, respectively, are set forth in the following table:

SUMMARY COMPENSATION

                                                                                        Non-Equity     Non-Qualified

                         Stock      Option    Incentive Plan  Deferred Comp  All Other

Principal

Salary  Bonus  Awards   Awards  Compensation  Earnings              Comp       Total

Position

    Year

   ($)     ($)         ($)            ($)                ($)                     ($)                 ($)            ($)

Robert Wang(1)   2008  72,000    -0-         -0-          -0-                 -0-                     -0-              60,085  132,085

President and

   2007  72,000   -0-         -0-          -0-                 -0-                      -0-              48,298  120,298

Director

Dennis Robinson   2008    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0-

Principal Financial 2007    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0- -

Officer, Secretary,

Treasurer and

Director

Jeffery Lightfoot    2008     -0-      -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

Director

                  2007   --0-       -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

------------------------------------------------------------------------------------------------------------------------

(1). Under his management agreement with the Company, the President is entitled to a salary of $72,000 commencing with fiscal year 2003, and is entitled to a daily overseas expense allowance of $175 CDN. The allowance relates to food and lodging when the officer is in Malaysia on Company business. The President also is reimbursed for expenses incurred on behalf of the Company. For fiscal 2008, no transportaion expenses were incurred by the President, salary of $72,000 salary, and an overseas living allowance of $60,085, all of which were accrued during 2008.  For fiscal 2007, the President was reimbursed $7,515 for transportation expenses, and was entitled to receive $72,000 as salary, and $48,298 as an overseas living allowance.

Employment Agreements, Compensation to Directors, and Stock Option Plans.

The Company has a management agreement with its Chairman and President as described in footnote 1 above.

No compensation was paid to any directors of the Company in such capacity during 2008 or 2007. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business. Other than as stated above, we do not have any employment or consulting agreement with any of our officers or directors and we will not pay our directors any amount for acting on the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of March 30, 2008, the number and percentage of outstanding shares of common stock and preferred stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. Except as otherwise indicated, the address of each party is the address of the Company. The following is based on 17,582,698 and 1,000,000 shares of common stock and preferred stock, respectively, outstanding as of March 27, 2008, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Name and Address

Title

Amount and nature

Percent

of Beneficial Owner

of Class

Beneficial Ownership

of Class

Robert Wang

Common

 Stock

              -0-

 0%

President

Preferred Stock

    2,000,000,000(1)

100%

Dennis Robinson

Common

Stock

               -0-

 0%

Principal Financial Officer

Preferred Stock

               -0-

 0%

Secretary, Treasurer

And Director

Jeffrey Lightfoot

Common  Stock

                                -0-

 0%

Director

Preferred Stock

-0-

 0%

MX Power Systems, Co. Ltd.

Common Stock

             2,500,000

14.2%

Chin Yen Ong

Common  Stock

             4,912,503

28%

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

Item 13. Certain Relationships and Related Transactions.

On December 13, 2007, the Company issued 1,000,000 shares of its Class A-Super Voting Preferred Stock to the President, the Company’s Chairman and President. Each share of the Class A-Super Voting Preferred Stock carries 2,000 votes on matters submitted to shareholders for voting purposes. No other rights or privileges are attendant to the Class A-Super Voting Preferred Stock.

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

The Company maintains its offices at 108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada. These offices consist of 120 square feet and are leased from a director of the Company under an oral lease agreement on a month to month basis. The annual lease payment is $5,065.

On January 4, 2004, the Company entered into a management agreement with the President. The term of the agreement extends for a period of five years; however, the agreement may be terminated by either party with three months written notice, among other reasons. The President is entitled to receive an annual salary of $72,000, subject to re-negotiation by the parties after one year. He will receive a daily overseas expense allowance of $175 CDN. The President also is re-imbursed for expenses incurred in connection with Company business. The allowance relates to food and lodging when the officer is in Malaysia on Company business.

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

During January 2001, the Company contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote the Company’s products to the Asian market. In exchange, the Company has contracted to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company. As of December 31, 2008, Mr. Ong is a controlling stockholder of the Company, and formerly was a controlling shareholder of Avani O2. Mr. Ong is the nephew of the Company’s President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2008, the total outstanding consulting fee payable to Mr. Ong is approximately $275,150 ($320,000 CDN).

Item 14. Principal Accountant Fees and Services.

Jeffrey Tsang & Co. is the Company’s principal accountant and has  provided auditing services for the Company during the 2008 and 2007 periods. Their pre-approved fees billed to the Company are set forth below:

                                      Fiscal year ending        Fiscal year ending

                                       December 31, 2008      December 31, 2007

                                   ---------------------   --------------------

                                   ---------------------   --------------------

Audit Fees                         $ 29,000

 $27,000

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

PART IV

Item 15. Exhibits.

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

14. Code of Ethics (filed herewith).

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

 (c) Financial Statements

FINANCIAL STATEMENTS INDEX

-Report of Independent Registered Public Accounting

Firm of Jeffrey Tsang & Co. dated March 20, 2008

F-1

-Consolidated Balance Sheets as of December 31, 2008

 and December 31, 2007.................................

F-3

-Consolidated Statements of Operations and

Comprehensive Loss for Fiscal Years Ended

December 31, 2008 and December 31, 2007................

F-4

-Consolidated Statements of Changes in Stockholder's Equity

(Capital Deficit) For Years Ended December 31, 2008

and December 31, 2007..................................

F-5

-Consolidated Statements of Cash Flows for

Fiscal Years Ended December 31, 2008 and

December 31, 2007.....................................

F-6

-Summary of Significant Accounting Polices

F-7

-Notes to Consolidated Financial Statements.........

F-12

Avani International Group Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
December 31	2008	2007
Assets
Current
Cash and cash equivalents	$948,473	$1,217,971
Accounts receivable (net of allowance for doubtful accounts
in 2007 - $Nil)	4,066	2,671
Prepaid expenses	4,074	5,006
	956,613	1,225,648
Property, plant and equipment (Note 2)	80,304	12,874
Other assets (Note 3)	10,333	18,828
	$1,047,250	$1,257,350
Liabilities and Stockholders’ Equity (Capital Deficit)
Liabilities
Current
Accounts payable	$852,719	$885,417
Accrued liabilities	51,724	63,553
Debts payable (Note 4)	145,594	170,819
Unearned revenue and deposits	8,065	9,909
	1,058,102	1,129,698
Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity (Capital Deficit)
Capital stock (Note 7)
Authorized
800,000,000 common shares, par value of $0.001
1,000,000 preferred shares, par value of $0.001
Issued and outstanding
17,582,571 (2007– 17,582,571) common shares	17,583	17,583
- 1,000,000 preferred shares (2007 – 1,000,000)
Additional paid-in capital	8,116,092	8,116,092
Accumulated deficit	(8,177,264)	(7,947,590)
Accumulated other comprehensive loss
- foreign exchange translation	32,737	(58,433)
	(10,852)	127,652
	$1,047,250	$1,257,350
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
For the years ended December 31	2008	2007	2006
Revenue
Bottled water and supply sales	$-	$-	$99,307
Cost of revenue
Cost of goods sold (excluding depreciation)	-	-	143,525
Depreciation	-	-	68,002
	-	-	211,527
Gross profit	-	-	(112,220)
Operating expenses
Marketing	105,087	163,269	51,230
General and administration	245,765	210,150	435,322
Loss on sale of assets(gain)	-	-	(253,129)
Foreign exchange loss (gain)	-	-	24,865
	350,852	373,419	258,288
Loss from operations	(350,852)	(373,419)	(370,508)
Other income (expenses)
Interest on debts payable	(7,505)	(7,449)	(7,054)
Bad debts recovery (Note 6)	77,086	147,372	-
Obligation payable written-off	-	285,745	-
Interest income	18,224	12,226	56,516
Royalty income	10,089	-	-
Equipment rental income	23,284	-	-
	121,178	437,894	49,462
Net profit (loss) for the year	(229,674)	64,475	(321,046)
Foreign currency translation adjustment	91,170	(55,620)	46,038
Comprehensive Gain (Loss) for the year	$(138,504)	$8,855	$(275,008)
Gain (Loss) per share - basic and diluted	$(0.01)	$0.01	(0.02)
Weighted average shares outstanding	17,582,571	15,499,238	14,832,571
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)
						Accumulated
				Additional		Other	Total
		Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
		Shares	Amount	Capital	Deficit	Loss	Equity
	Balance, January 1, 2006	14,582,571	14,583	7,693,120	(7,691,019)	(48,851)	(32,167)
	Issuance of common stock	500,000	500	24,500			25,000
	Net loss for the year				(321,046)		(321,046)
	Foreign exchange translation adjustment					46,038	46,038
	Balance, December 31, 2006	15,082,571	15,083	7,717,620	(8,012,065)	(2,813)	(282,175)
	Issuance of common stock on exercise of warrants	2,500,000	2,500	398,472			400,972
	Net loss for the year	-	-	-	64,475	-	64,475
	Foreign exchange translation adjustment	-	-	-	-	(55,620)	(55,620)
	Balance, December 31, 2007	17,582,571	$17,583	$8,116,092	$(7,947,590)	$(58,433)	$127,652
	Issuance of common stock	-	-	-			-
	Net gain (loss) for the period	-	-	-	(229,674)	-	(229,674)
	Foreign exchange translation adjustment	-	-	-	-	91,170	91,170
	Balance, December 31, 2008	17,582,571	$17,583	$8,116,092	$(8,177,264)	$32,737	$10,852

	Preferred Shares
	Shares
Balance, January 1, 2006	Nil
Balance, December 31, 2006	Nil
Issuance of preferred stock in July 2007	1,000,000
Balance, December 31, 2007	1,000,000
Balance , December 31, 2008	1,000,000

The accompanying notes are an integral part of these consolidated interim financial statement

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
For the years ended December 31	2008	2007	2006
Cash provided by (used in)
Operating activities
Net gain (loss) for the year	$(229,674)	$64,475	$(321,046)
Adjustments to reconcile net loss for the year to
net cash used in operating activities
Depreciation and amortization	14,118	16,450	101,909
Loss (gain) on disposal of assets			(252,230)
(Increase) decrease in assets
Accounts receivable	(1,395)	(1,751)	4,550
Inventories	-	-	107,227
Prepaid expenses	932	421	323
Increase (decrease) in liabilities
Accounts payable	(57,923)	120,239	126,230
Accrued liabilities	(11,829)	(5,506)	(63,972)
Unearned revenue and deposits	(1,844)	1,481	(25,330)
Cash from bad debts recovery (Note 6) C	(77,086)	(147,372)	-
Cash provided (used in) operating activities from continuing operations	(364,701)	48,437	(322,339)

Investing activities
Proceeds from sale of capital assets	-	-	1,018,895
	-	-	1,018,895
Financing activities

Issuance of common shares	-	400,972	250,000
Written-off obligation payable	-	(285,745)	-
	-	115,227	250,000
Increase (decrease) in cash during the year	(364,701)	163,664	721,556
Effect of foreign exchange on cash	95,203	85,888	78,553
Cash and cash equivalents, beginning of year	1,217,971	968,419	168,310
Cash and cash equivalents, end of year	$948,473	$1,217,971	968,419
Supplemental Information:
Interest paid	$7,505	$7,449	7,504

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2008 and 2007
Basis of Presentation

These consolidated financial statements are expressed in US dollars and have been prepared in conformity with United States generally accepted accounting principles.  Included in the financial statements for the year ended December 31, 2008 and 2007 are the accounts of the Company and its wholly-owned subsidiaries (Avani Oxygen Water Corporation and Avani International Marketing Corporation).

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
December 31, 2008 and 2007
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
December 31, 2008 and 2007
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
December 31, 2008 and 2007
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

For the years ended December 31, 2008 and 2007, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling Nil (2007 – 1,500,000) were not included in the computation of loss per share because their effect was anti-dilutive.

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

December 31, 2008 and 2007
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

              2008

2007

Net loss, as reported

$(229,674)

$64,475

Deduct: Stock-based employee compensation

  expense determined under fair-value

  based method for all awards not

  included in net loss

                 -                -

Pro-forma net loss

    $(229,674)

$64,475

Loss per share:

  Basic and diluted – as reported

          $(0.01)

         $0.01

  Basic and diluted – pro-forma

          $(0.01)

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

Avani International Group Inc.
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2008 and 2007
Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is evaluating the impact FAS 162 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has determined the adoption of FAS 160 will not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company has determined that the adoption of FAS 157 will not have a material impact on its consolidated financial position, results of operations or cash flows.

The Company is assessing the effect that the implementation of these new standards will have on the consolidated financial statements.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2008 and 2007
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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses to date of $8,177,264 which includes a comprehensive loss of $138,504 for the current year.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, refinancing debts payable, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company may be required to raise additional equity and debt capital as necessary to finance its ongoing operations. Presently, it is seeking new business opportunities in Asian. The Company can not predict when it will generate revenues from operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.	Property, Plant and Equipment
		2008		2007
	Canada
	Land	$-	$
	Building	-
	Plant equipment	77,806
	Office furniture and equipment	67,125		67,125
		144,931		67,125
	Less: Accumulated depreciation	(64,627)		(54,251)
		$80,304		$12,874

3.	Other Assets

The trademark and license is carried on the consolidated balance sheet at net book value of $10,333 (2007 - $18,828) which is calculated based on the original cost of the asset at $51,500 net of accumulated amortization of $41,167.  Amortization expense of $6,364 was charged to the Statement of Operations and Comprehensive Loss in 2008 (2007 – $5,783) and annual amortization of approximately $6,000 is estimated to be expensed in each of the next five years.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2008 and 2007
4.	Debts Payable
		2008	2007
	Loan payable on demand, unsecured and bearing simple
	interest at 8%, calculated annually.	$145,594	$170,819

5.	Obligations Payable
		2008	2007
	Assignment of net profits interest as at December 31, 2006 Settled during 2007	$-	$285,745 (285,745)
		$-	$-

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

During fiscal 2007, the obligation payable of $285,745 was settled by a Company in Malaysia, and the obligation payable is written off accordingly.

6.	Bad Debts Recovery

In December of 2007,  the Company received $147,372 from Avani O2, a Malaysia company, as partial payment of amounts previously owed to the Company. Avani O2 owed the Company the sum of $502,110, which was written off by the Company as bad debt. This payment of $147,372 was recorded as bad debts recovery.

In September 2008, the Company purchased assets from Avani O2, which include plant equipment and office equipment in an amount of $77,086. As agreed by the Company and Avani O2, this purchase amount offsets Avani O2’s owing to the Company which is stated as above, in the same amount of $77,863. This offset amount  has been recorded as bad debts recovery.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2008 and 2007
7.	Capital Stock
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

On October 3, 2007, the Company completed a private placement of 2,500,000 shares of common stock for gross proceeds of $400,000. In connection with the share issuance, the Company agreed to pay a finder's fee to Avani Water Corporation Sdn. Bhd, an unaffiliated  Malaysian company. The finder’s fee is $40,000 and stock purchase warrants to acquire 750,000 shares of common stock at $0.06 during a five year term. The warrants were valued at $45,300 based on the Black-Scholes option pricing model, using the following assumptions: dividend yield Nil%; risk-free interest rate 2.00%; expected volatility 289%; expected life 5 years

	b)

As at December 31, 2007, the Company had 2,250,000 fully exercisable share purchase warrants outstanding. On September 2, 2008, 1,500,000 share purchase warrants granted in August 2003 and are exercisable at any time within 5 years (Note (a) above) expired. As at December 31, 2008, the Company has 750,000 share purchase warrants outstanding, which are fully exercisable at any time at an exercise price of $0.06 per share, expiring on October 2, 2012.

		A summary of share purchase warrant transactions for the years presented is as follows:
				Weighted
				Average
				Exercise
			Number	Price
		Outstanding at January 1, 2002	1,347,500	$1.80
		Granted	20,812,557	$0.03
		Expired	(797,500)	$3.00

		Outstanding at December 31, 2002	21,362,557	$0.03
		Granted (a) and (b)	(1,500,000)	$0.07
		Outstanding at December 31, 2005	22,862,557	$0.05
		Exercise of warrants on June 21, 2006	(500,000)	$0.05
		Warrants expired on September 26, 2006	(550,000)	$0.05
		Outstanding on December 31, 2006	21,812,557	$0.05
		Warrants expired on May 13, 2007	(10,000,000)	$0.05
		Warrants expired on July 15, 2007	(10,312,557)	$0.05
		Warrants granted on October 3, 2007	750,000	$0.06
		Outstanding on December 31, 2007	2,250,000	$0.05
		Warrants expired on September 2, 2008	(1,500,000)	$0.05
		Outstanding on December 31, 2008	750,000	$0.06

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2008 and 2007
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

			2008	2007
		Dividend yield	Nil	Nil
		Risk-free interest rate	Nil	Nil
		Expected volatility	Nil	Nil
		Expected lives	Nil	Nil
Compensation expense was amortized over the vesting period and expenses totaling $Nil for the year ended December 31, 2008 and 2007.

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

As there was no stock-based compensation awarded to employees during the year ended December 31, 2008 and 2007, the pro-forma information for the period ended December 31, 2008 equals the information as reported on the statement of Operations and Comprehensive Income (Loss).

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2008 and 2007
7.	Capital Stock - Continued
	A summary of stock option transactions for the years presented is as follows:
			Weighted
			Average
			Exercise
		Number	Price
	Outstanding at January 1, 2002	300,000	$ 0.30
	Granted – employees	1,950,000	0.05
	Granted – non-employees	1,600,000	0.05
	Outstanding at December 31, 2003	3,850,000	0.07
	Expired	(300,000)	0.30
	Exercised	(60,000)	0.05
	Outstanding at December 31, 2004	3,490,000	$ 0.21
	Expired Cancelled Exercisable at December 31, 2005	3,490,000 (2,190,000) (300,000) 1,000,000	$ 0.21 0.30 0.05 0.05
		1,000,000	$ 0.05
	Expired on June 9, 2006	(1,000,000)	0.05
	Exercisable at December 31, 2008 and 2007	Nil

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

On October 11, 2007, the Company filed with the Nevada Secretary of State a Certificate of Designations to create a class of preferred stock consisting of 1,000,000 shares and known as the “Class A Super Voting Preferred Stock”.

On all matters presented to the shareholders for a vote, the Class A Super Voting Preferred Stock has 2,000 votes per shares. On December 13, 2007, the Company issued 1,000,000 shares of the Class A Super Voting Preferred Stock to Mr. Robert Wang, the Company’s Chairman and President.

In December 2007, the Company issued 2,500,000 shares of common stock to a Malaysian company for a private placement totaling $400,000.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2008 and 2007
8.	Income Taxes
	The tax effect of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:
		2008	2007
	Net operating and capital losses	$2,350,000	$2,500,000
	Property, plant and equipment	30,000	5,000
	Valuation allowance	(2,380,000)	(2,505,000)
	Deferred tax assets (liability)	$-	$-

The tax benefit of net operating and capital losses carried forward and the associated valuation allowance were reduced by approximately $30,000 (2007 – $290,000), representing the tax effect of losses which expired in the year

		2008	2007
	Provision (benefit) at the federal US statutory rate of 34%	$(78,000)	$22,000
	Foreign income taxes at other than the federal US statutory rate	(52,000)	(52,000)
	Effect of reduction in foreign income tax rates	(8,300)	2,000
	Effect of foreign exchange on valuation allowance	240,800	(438,000)
	Tax effect of reduction in losses carry forward from sale of
	subsidiary	-
	Tax effect of loss on settlement of payables	-	-
	Tax effect of gain on settlement of debt	-	-
	Utilization of net operating loss	-
	Non-deductible expenses	22,500	23,000
	Increase (decrease) in valuation allowance	(125,000)	443,000
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2008, the Company had net operating loss carryforwards of approximately $975,000 for U.S. income tax purposes, which if not used will expire during the years 2014 through 2027.  At December 31, 2008, the Company had net operating loss carryforwards of approximately 3,720,000 for Canadian income tax purposes, which if not used will expire during the years 2009 through 2019 and allowable capital losses of approximately $Nil (2007 - $Nil) which are available to offset against future capital gains.

Avani International Group Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2008 and 2007
9.	Lease Obligations
	For the years ended December 31, 2008 and 2007, the Company has no lease obligation.
10.	Related Party Transactions
	Related party transactions not disclosed elsewhere in these consolidated financial statements include:

During the year ended December 31, 2008, the President did not incur transportation expenses  (2007 - $7,515).  The Company also accrued salary compensation of $72,000 (2007 - $72,000) and overseas living allowance of $60,085 (2007 - $48,298) for the year ended December 31, 2008, both of which are payable to the President of the Company.

11.	Equipment Rental Agreements

After the sale of its property including land, building and building improvements on June 15, 2006, the Company’s suspended its water production operation. As mentioned previously, it recovered from Avani O2 Water Sdn. Bhd its proprietary bottling equipment that was the subject of its prior joint venture with Avani O2 (See Note 4).  On March 15, 2008, the Company rented the recovered equipment, on a month to month basis, to Avani Oxygen Water Corporation Sdn. Bdh. (formerly Avani Water Corporation Sdn. Bdn.), an unaffiliated Malaysian company (“AOW”). The rental arrangement was terminated on June 30, 2008. The rental arrangement provided for a rental of approximately $5,000 per month and 2% royalty on gross sales resulting from the equipment use.

On October 20, 2008, the Company entered into a two year rental agreement with AOW for renting certain production and office equipment.  The rental arrangement provided for a rental payment by AOW to the Company of approximately $600 per month. This agreement commenced September 2, 2008 and terminates on August 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/Robert Wang

March 31, 2009

Robert Wang

       Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                         March 31, 2009

Robert Wang                                Date

Principal Executive Officer

and Director

/s/Dennis Robinson                    March 31,  2009

Dennis Robinson                             Date

Principal Financial Officer

and

Director

/s/Jeffrey Lightfoot                     March 31, 2009

Jeffrey Lightfoot                              Date

Director