Form 10-Q
period 2009-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2009-05-08
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2009

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

(1). [X] Yes  [  ] No (2). [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of April 30, 2009 was 17,582,571.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Interim Balance Sheets as of March 31, 2009

        (unaudited) and December 31, 2008 (audited).

  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months

        ended March 31, 2009 and 2008 (unaudited).

  4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three Months Ended

        March 31, 2009 and 2008 (unaudited).

  5

       -Notes to Consolidated Interim Financial Statements.

  7

Item 2. Management's Discussion and Analysis.

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

12

Item 4. Controls and Procedures

12

Item 4(A)T Controls and Procedures.

13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

13

Item 1A. Risk Factors

13

Item 2. Unregistered Sales of Securities of Equity Securities

and Use of Proceeds.

13

Item 3. Defaults upon Senior Securities.

13

Item 4. Submission of Matters to Vote of Security Holders.

13

Item 5. Other Information.

13

Item 6. Exhibits.

13

Signatures

14

Avani International Group Inc.
Consolidated Interim Balance Sheets
(Expressed in US dollars)
	March 31	December 31
	2009	2008
Assets	(Unaudited)
Current
Cash and cash equivalents	$795,795	$948,473
Accounts receivable (net of allowance for doubtful accounts
in 2009 - $Nil; 2008 - $Nil)	571	4,066
Prepaid expenses	3,473	4,074
	799,839	956,613

Property, plant and equipment	79,012	80,304
Other assets	8,747	10,333
	$887,598	$1,047,250
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$760,958	$852,719
Accrued liabilities	49,948	51,724
Debts payable	142,181	145,594
Unearned revenue and deposits	7,788	8,065
	960,875	1,058,102
Capital Deficit
Capital stock (Note 2)
Authorized
800,000,000 common shares, par value of $0.001 1,000,000 preferred shares, par value of $0.001
Issued and outstanding
17,582,571 (2008 – 17,582,571) common shares - 1,000,000 preferred shares	17,583	17,583
Additional paid-in capital	8,116,092	8,116,092
Accumulated deficit	(8,247,462)	(8,177,264)
Accumulated other comprehensive loss
- foreign exchange translation	40,510	32,737
	(73,277)	(10,852)
	$887,598	$1,047,250
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2009	2008
Revenue
Bottled water and supply sales	$-	$-
	-	-
Cost of revenue
Cost of goods sold (excluding depreciation)	-	-
Depreciation	-	-
	-	-
Gross profit (loss)	-	-
Operating expenses
Marketing	15,900	22,734
General and administration	53,798	85,052
	69,698	107,786
Loss from operations	(69,698)	(107,786)
Other income (expenses)
Interest on debts payable	(1,606)	(1,992)
Interest income	242	19
Royalty income	371	-
Equipment rental income	493	-
	500	(1,973)
Net loss for the period	(70,198)	(109,759)
Foreign currency translation adjustment	7,773	21,274
Comprehensive loss for the period	$(62,425)	$(88,485)
Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	17,582,571	15,582,571
The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Interim Statements of Changes in Capital Deficit
(Expressed in US Dollars)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Capital
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2008	17,582,571	$17,583	$8,116,092	$(7,947,590)	$(58,433)	$127,652
Issuance of common stock	-	-	-		-	-
Stock option compensation			-	-	-	-
Net profit (loss) for the year	-	-	-	(229,674)	-	(229,674)
Foreign exchange translation adjustment	-	-	-	-	91,170	91,170
Balance, December 31, 2008	17,582,571	17,583	8,116,092	(8,177,264)	32,737	(10,852)
Net loss for the period	-	-	-	(70,198)	-	(70,198)
Foreign exchange translation adjustment	-	-	-	-	7,773	7,773
Balance, March 31, 2009	17,582,571	$17,583	$8,116,092	$(8,247,462)	$40,510	$(73,277)

	Preferred Shares
	Shares
Balance, January 1, 2008	1,000,000
Issuance of preferred stock in 2008	Nil
Balance, December 31, 2008	1,000,000
Balance , March 31, 2009	1,000,000

                                                                                                                 The accompanying notes are an integral part of these consolidated interim financial statements.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

For the three-month periods ended March 31	2009	2008
Cash provided by (used in)
Operating activities
Net loss for the year	$(70,198)	$(109,759)
Adjustments to reconcile net loss for the year to
net cash provided by (used in) operating activities
Depreciation	2,878	3,873
Loss (gain) on disposal of assets	-
(Increase) decrease in assets
Accounts receivable	3,495	1,970
Prepaid expenses	601	738
Increase (decrease) in liabilities
Accounts payable	(91,761)	22,854
Accrued liabilities	(2,053)	2,179
Unearned revenue and deposits	(3,413)	-
	(160,451)	(78,145)
Investing activities
Proceeds from sale of capital assets	-
Financing activities
Issuance of common shares	-
Increase (Decrease) in cash during the period	(160,451)	(78,145)
Effect of foreign exchange on cash	7,773	(28,157)
Cash and cash equivalents, beginning of period	948,473	1,217,971
Cash and cash equivalents, end of period	$795,795	$1,111,669
Supplemental Information:
Interest paid	$1,606	$1,992
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

The consolidated interim financial statements for the three-month period ended March 31, 2009 include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and inter-company transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

After the sale of its property including land, building and building improvements on June 15, 2006, the Company’s production of water has been suspended. For the three-month period ended March 31, 2009, the revenue from operations of the Company was Nil, and the result of its operation is a deficit of 70,198.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses to March 31, 2009 of $8,247,462.  The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations.  The Company may be required to raise additional equity and debt capital as necessary to finance its on-going operations. Presently, it is seeking new business opportunities in Asia.  The Company can not predict when it will generate revenues from operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Capital Stock

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

As at March 31, 2009 and December 31, 2008, the Company had 750,000 fully exercisable share purchase warrants outstanding, which were granted on October 3, 2007 and are exercisable at any time within 5 years at an exercise price of $0.06 per share on or before October 2, 2012.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

b)

A summary of share purchase warrant transactions for the periods presented is as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at March 31, 2009 and December 31, 2008	1,500,000	$0.06

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

	Three-month period ended March 31
	2009	2008
Net loss, as reported	$(70,198)	$(109,759)
Deduct: stock-based employee compensation expense
determined under fair-value based method for all awards
not included in net loss	-	-
Pro-forma net loss	$(70,198)	$(109,759)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.01)	$(0.01)

d)

All options granted by the Company expired in September 2006. As there was no stock-based compensation awarded to employees during the period ended March 31, 2009, the pro-forma information for the periods ended March 31, 2009 equals the information as reported on the Statement of Operations and Comprehensive Income (Loss).

e)

   On October 11, 2007, the Company filed with the Nevada Secretary of State a Certificate of Designations to create a class of preferred stock consisting of 1,000,000 shares and known as the “Class A Super Voting Preferred Stock.” On all matters presented to the shareholders for a vote, the Class A Super Voting Preferred Stock has 2,000 votes per share. No other rights, privileges, or features are attendant to the Class A Super Voting Preferred Stock. On December 13, 2007, the Company issued 1,000,000 shares of the Class A Super Voting Preferred Stock the Company’s Chairman and President.

Avani International Group Inc.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

3.

Related Party Transactions

During the three-month period ended March 31, 2009, the president of the Company was paid $100,197 as overseas allowance for the years of 2007 and 2008. The Company accrued $18,000 as salary (2008 - $18,000) and $9,556 (2008 - $15,862) of overseas living allowance, all of which are payable to the President of the Company.  The Company’s account payable total $760,958 as of March 31, 2009. Of the total amount, 437,503 is owed to the president of the Company and $253,706 is owed to a majority shareholder.

Item 2. Management's Discussion and Analysis and Plan of Operations.

General.

The Company has no revenues from operations. The Company suspended its water bottling operations in Canada during fiscal 2006. Since the suspension of its operations, the Company has sold its real estate located in Coquitlam, British Columbia, and has transported its proprietary oxygenated water producing equipment to Malaysia for storage.  Immediately following the suspension of its operations, the Company initially sought to relocate the manufacture and sale of its oxygen enriched bottled water in Malaysia. More recently, the Company believed that it would not resume its manufacturing operations in Malaysia due to the capital requirements necessary to resume and sustain manufacturing operations. Rather, it has sought to identify a joint venture partner or licensee in the Far East to utilize the Company’s proprietary oxygen enriched proprietary equipment. Under this proposed arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. In doing so, management believes that it will limit its overhead and other expenditures attendant to its operations. In addition to its existing equipment, the Company also recovered from Avani O2 Water Sdn. Bhd equipment that was the subject of its prior joint venture with Avani O2.

To date, the Company has been unsuccessful in its efforts to identify a joint venture partner or licensee that will utilized its proprietary bottled water equipment. As a consequence, the Company expects to direct most of its ongoing efforts towards identifying a merger or acquisition candidate, unrelated to the bottled water business. The Company can not predict whether it will be successful in it efforts. (See discussion below in Liquidity and Capital Resources section).

Results of Operations March 31, 2009 compared with March 31, 2008.

During the three months periods ended March 31, 2009 and 2008, respectively, the Company had no revenues and it also had no cost of revenues due to its lack of operations.

Operating expenses which include marketing expenses and general and administrative expenses for the three month period ended March 31, 2009 totaled $69,698 contrasted with $107,786 for the comparable period in 2008, which represents a decrease of $38,088 or 35.3% from the prior period. Marketing expenses totaled $15,900 for the 2009 period contrasted with $22,734 for the 2008 period, representing a decrease of $6,834 or 30% from the prior period. Marketing expenses includes overseas allowance to the Company’ President and fees to an unrelated third party that provides various services to the Company. The decrease in marketing expenses is due to a reduction in the stated overseas living allowance. General and administrative expenses totaled $53,798 for the 2009 period contrasted with $85,052 for the comparable period in 2008, representing a decrease of $31,254 or 36.79% from the prior period. General and administrative costs includes the annual salary to the Company’s President of $72,000, salaries for other employees, production and other equipment storage, rent, other office expenses, and legal and accounting fees. For the 2008 period, general and administrative expenses also included a finder’s fee payment of $40,000 which was paid in connection with a private placement of the common stock occurring in 2008.  As a result, general and administrative expenses decreased for the 2009 period.  In June 2006, the Company entered in a month to month office lease agreement with one of its officers and directors for a monthly sum of $400. The office space is approximately 120 square feet. The agreement is non-arms length however, the Company believes that the terms are consistent with rates in the area. The Company also pays AOWC a monthly fee of $3,000 to store production equipment, spare parts and inventory. The leasehold space is approximately 10,000 square feet and the arrangement is on a month to month basis. No research and development costs were incurred in 2008 or 2007.

Other income for the three month period in 2009 was $500 compared with other income of $(1,973) for the comparable period in 2008. The increase in other income of $1,453 is due to interest income, royalty income (under an agreement with AOWC that has since terminated) , and equipment rental income with AOWC. In October 2008, the company entered into a monthly lease agreement with AOWC to lease certain furniture and non bottling equipment for a monthly sum of $600. The agreement term is two years.

Liquidity and Capital Resources.

As of March 31, 2009, the Company had working capital deficit of $161,036. Working capital deficit as of December 31, 2008 was $101,489. The decrease in working capital deficit is principally due to the comprehensive loss of the Company which occurred through the first fiscal quarter of 2009.

Property, plant and equipment, net of accumulated depreciation, totaled $79,012 on March 31, 2009. Property, plant and equipment, net of accumulated depreciation, totaled $80,304 on December 31, 2008. The decrease is due to depreciation for a three month period in 2009.

The Company believes that it will be able to meet its anticipated expenditures for the 2009 period through some combination of; deferment of paying certain accounts payable and cash on hand. The Company’s projected capital expenditures for 2009 fiscal year are as follows: $110,000 for marketing expenses and $250,000 for general and administrative expenses.  Other than as stated, above the Company does not have any projected capital expenditures.

Beyond fiscal 2009, the Company likely will need to raise additional capital pursuant to the private placement of its debt or equity. The Company also is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  As of the date of this filing, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company can not predict whether it will be sucessful in raising additional capital, or whether it will be sucessful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders (See disclosure relating to Cautionary Statements in the Company’s Form 10-K for the period ending December 31, 2008 (“2008 Form 10-K”). If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and it future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2008, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Cautionary Statements.  Readers are urged to refer to the section entitled "Cautionary Statements in the Company's 2008 Form 10-K and elsewhere therein for a broader discussion of such risks and uncertainties. These risks include the lack of profitable operations, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Off-Balance Sheet Arrangement

As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangements at the end of the first quarter of 2009.

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

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The value of stock options granted to consultants is recognized in these consolidated financial statements as compensation expense using the Black-Scholes option pricing model.  Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options is remeasured on each balance sheet date using the Black Scholes option pricing model. The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees.   The pro-forma loss per share equals the loss per share as reported. During the three months ended March 31, 2009 and 2008, no stock based compensation was granted.

Off Balance Sheet Arrangements. As the Company has adopted FIN 46R effective January 2004, there are no off balance sheet arrangements as of March 31, 2009.

New Accounting Pronouncement. There was no new accounting pronouncement that impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of March 31, 2009 for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended March 31, 2009 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

AVANI INTERNATIONAL GROUP, INC.

Date: May 7, 2009

/s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

14