Form 10-K/A
period 2008-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2009-05-28
CIK 1048701

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K amends Form 10-K of the Company for the period ended December 31, 2008 originally filed with the Securities and Exchange Commission (“Commission”) on March 31, 2009. In the original filing, the Company inadvertently omitted the audit report from the Company’s auditor, and is filing this Amendment No. 1 to correct this deficiency.

Except to the extent expressly set forth herein, this Amendment No. 1 speaks as of the filing date of the original Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date other than to correct the stated deficiency.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the filing of the original Form 10-K.

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

Units 1205-6, 12/F, Cheuk Nang Centre, 9 Hillwood Road, Tsimshatsui, Kowloon, Hong Kong.

Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

AVANI INTERNATIONAL GROUP INC.

(A NEVADA CORPORATION)

We have audited the accompanying consolidated balance sheets of Avani International Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avani International Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s recurring net losses and accumulated deficit raise substantial doubt about it’s ability to continue as a going concern.  Management’s plans to address these matters are discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jeffrey Tsang & Co.

Jeffrey Tsang & Co.

Certified Public Accountants

Hong Kong

March 23, 2009

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

May 27, 2009

Robert Wang                                  Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert Wang                         May 27, 2009

Robert Wang                                Date

Principal Executive Officer

and Director

/s/Dennis Robinson                    May 27,  2009

Dennis Robinson                             Date

Principal Financial Officer

and Director

/s/Jeffrey Lightfoot                     May 27, 2009

Jeffrey Lightfoot                              Date

Director