Form 10-Q
period 2009-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2009-08-14
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2009

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of August 13, 2009 was 17,582,571.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Interim Balance Sheets as of June 30, 2009

        (unaudited) and December 31, 2008 (audited).

  3

       -Consolidated Interim Statements of Operations and

        Comprehensive Loss for the Three Months and Six Months

        Ended June 30, 2009 and 2008 (unaudited).

  4

       -Consolidated Interim Statements of Changes in Capital

        Deficit for the Three Months and Six Month Ended

        June 30, 2009 and 2008 (unaudited).

  5

       -Notes to Consolidated Interim Financial Statements.

  7

Item 2. Management's Discussion and Analysis.

10

Item 4. Controls and Procedures

17

PART II - OTHER INFORMATION

Item 5. Other Information.

18

Item 6. Exhibits.

18

Signatures

19

Avani International Group Inc.

Consolidated Balance Sheets

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

	June 30	December 31,
	2009	2008
	$	$
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	509,274	948,473
Accounts receivables	4,834	4,066
Prepaid expenses	4,156	4,074
Total Current Assets	518,264	956,613

Property and Equipment (Note 3)	79,175	80,304

Other assets (Note 4)	9,462	10,333

Total Assets	606,901	1,047,250

LIABILITIES AND STOCKHOLDERS’ Equity (DEFICIT)

Current Liabilities
Accounts payable (Note 6)	505,491	852,719
Accrued liabilities	15,484	51,724
Loan payable (Note 5)	-	145,594
Unearned revenue and deposits	-	8,065
Total Current Liabilities	520,975	1,058,102

Commitments (Note 8)

Stockholders’ Equity (Deficit)

Preferred Stock, 1,000,000 shares authorized, $0.0001 par value,
1,000,000 issued and outstanding		-
Common Stock, 800,000,000 shares authorized, $0.0001 par value
17,582,571 shares issued and outstanding, respectively	17,583	17,583
Additional Paid-in Capital	8,116,092	8,116,092
Accumulated Deficit	(8,071,965)	(8,177,264)
Accumulated Other Comprehensive Income	24,216	32,737
Total Stockholders’ Equity (Deficit)	85,926	(10,852)
Total Liabilities and Stockholders’ Equity (Deficit)	606,901	1,047,250

The accompanying notes are an integral part of these consolidated financial statements

Avani International Group Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

	For Three Months Ended June 30, 2009	For Three Months Ended June 30, 2008	For Six Months Ended June 30, 2009	For Six Months Ended June 30, 2008
	$	$	$	$

Revenue	-	-	-	-

Expenses

Marketing	(6,266)	22,599	9,634	85,333
Management fees	18,000	18,000	36,000	36,000
General and administrative	29,.812	19,988	84,723	47,040

Total Expenses	41,546	60,587	130,357	168,373

Other Income (Expenses)

Interest income	4,000	13,094	4,242	13,113
Interest expense	-	(1,980)	-	(3,972)
Royalty income	5,153	6,290	5,524	6,290
Loans and unearned revenue and deposits written off	163,185	-	163,185	-
Management fees reversed	44,705	-	62,705	-
Equipment rental income	-	19,833	-	19,833
Total Other Income	217,043	38,047	235,656	35,264
Net Income (Loss) for the period	175,497	(23,350)	105,299	(133,109)

Foreign currency translation adjustment	(16,294)	6,492	(8,520)	27,766

Comprehensive Income (Loss) for the period	159,203	(16,858)	96,779	(105,343)

Net Profit (Loss) Per Share – Basic and Diluted	0.01	(0.01)	0.00	(0.01)

Weighted Average Shares Outstanding	17,582,571	17,582,571	17,582,571	17,582,571

The accompanying notes are an integral part of these consolidated financial statements

Avani International Group Inc.

Consolidated Statements of Cash Flows

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

	For Six Months Ended June 30, 2009	For Six Months Ended June 30, 2008
	$	$
Operating Activities
Net profit (loss) for the period	105,299	(133,109)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,000	8,258

Changes in operating assets and liabilities
Accounts payable	(347,228)	9,386
Accrued liabilities	(36,240)	(1,770)
Accounts receivables	(768)	(9,678)
Unearned revenue and deposits	(8,065)	-
Prepaid expenses	(82)	1,279
Net Cash Used in Operating Activities	(392,383)	(125,634)

Investing Activities
Proceeds of disposal of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities
Repayment of loans payable	(145,594)	-

Net Cash Provided by Financing Activities	(145,594)	-

(Decrease) Increase In Cash	(430,678)	(125,634)
Effect of foreign exchange on cash	(8,521)	27,546
Cash and cash equivalents - Beginning of Period	948,473	1,217,971

Cash and cash equivalents - End of Period	509,274	1,119,883

Supplemental Disclosures
Interest paid	-	3,984
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Avani International Group Inc.

Consolidated Statements of Stockholders Equity (Deficit)

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

	# of Common Shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Total
		$	$	$	$	$
Balance, January 1, 2008	17,582,571	17,583	8,116,092	(7,947,590)	(58,433)	127,652
Net loss for the year				(229,674)		(229,674)
Foreign exchange translation adjustment					91,170	91,170
Balance, December 31, 2008	17,582,571	17,583	8,116,092	(8,177,264)	32,737	(10,852)
Net loss for the period				(70,198)		(70,198)
Foreign exchange translation adjustment					7,773	7,773
Balance, March 31, 2009	17,582,571	17,583	8,116,092	(8,247,462)	40,510	(73,277)
Net Profit for the period				175,497		(92,272)
Foreign exchange translation adjustment					(16,294)	(93,380)
Balance, June 30, 2009	17,582,571	17,583	8,116,092	((8,339,734))	24,216	(258,929)

	# of Preferred Shares
Balance, January 1, 2008 and December 31, 2008	1,000,000
Balance June 30, 2009	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Avani International Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 29, 1995. The Company has been engaged in the business of developing, manufacturing and distributing oxygen enriched, purified bottled water under the trade name "Avani Water" for domestic and export sales. On June 15, 2006, the Company sold its real property including land, building and building improvements. After the sale of its real property, the Company suspended its production of water.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses to date of $8,339,734 which includes a comprehensive loss of $185,152 for the current year. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on is seeking new business opportunities in Asia. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

The Company currently trades on the OTCBB and/or Pink Sheets under the symbol “AVIT”.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiaries, Avani Oxygen Water Corporation and Avani International Marketing Corporation. All intercompany balances and transactions have been eliminated.  The Company’s fiscal year-end is December 31.

(b)

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 29, 2009 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2009 and December 31, 2008, and the consolidated results of its operations and consolidated cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(c)

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, donated expenses, stock-based compensation expense, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)

Property and Equipment

Property and equipment comprised of plant equipment and office furniture and are recorded at cost and amortized using the declining balance method at 10% and 105 to 20% per annum respectively

(e)

Other assets

Trademarks and licenses are recorded at cost and are amortized on a straight-line basis over the estimated useful life of 10 years in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

(f)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(g)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The Company discloses this information on its Statements of Operations and Comprehensive Loss. Comprehensive income (loss) is comprised of net income (loss) and all changes (loss) to stockholders' equity except those resulting from investments by owners and distributions to owners.

(h)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(i)

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

(j)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(k)

Financial Instruments

The fair value of financial instruments, which include cash, other receivables, advances to related parties, accounts payable, accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(l)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(m)

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(n)

Foreign Currency Translation

The Company's functional currency is the United States dollar; however, the functional currency of the consolidated entity is the Canadian dollar as substantially all of the Company's operations have been in Canada.  The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission ("SEC"). Assets and liabilities of the subsidiary denominated in a foreign currency are translated at the exchange rate in effect at the period end.  The Statement of Operations is translated at the average rates of exchange prevailing during the periods.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Loss account in Stockholders' Equity (Capital Deficit). Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Income (Expenses) on the Statement of Operations and Comprehensive Loss.

(o)

Recent Accounting Pronouncements

In June 2009 the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is assessing the effect that the implementation of this new standard will have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167 “Amendment to FASB Interpretation No. 46(R)”. The objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is assessing the effect that the implementation of this new standard will have on the consolidated financial statements.

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(o)

Recent Accounting Pronouncements (continued)

In June 2009 the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. The  objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is assessing the effect that the implementation of this new standard will have on the consolidated financial statements.

In May 2009 the FASB issued SFAS No. 165, “Subsequent Events” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

2.

The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

3.

The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company is assessing the effect that the implementation of this new standard will have on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(p)

Recent Accounting Pronouncements (continued)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, determining whether instruments granted in share-based payment transactions are participating securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

3.

Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value June 30, 2009	Net Book Value December 31, 2008
	$	$	$	$
Plant equipment and office furniture	120,756	41,581	79,175	80,304

	120,756	41,581	79,175	80,304

4.

Other Assets

The trademark and license is reflected on the balance sheet at net book value of $9,462 (2008 - $10,333) which is calculated based on the original cost of $53,753 net of accumulated depreciation of $44,291.

5.

Loans Payable

The loan is unsecured, bear interest of 8% per month and is payable on demand. The loan was repaid during the period ended June 30, 2009.

6.

Related Party Transactions

During the period ended June 30, 2009, the President incurred transportation expenses of $4,887 (2008 - $7,515). The Company also accrued salary compensation of $36,000 (2008 - $72,000) and overseas living allowance of $11,900 (2008 - $48,298) for the six month period ended June 30, 2009, both of which are payable to an officer of the Company

Accounts payable includes an amount of $444,945 (2008 - $144,000) owed to an officer of the Company for accrued salary.

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

7.

Warrants

The following is a summary of the warrant activity during the six month period ended June 30, 2009:

Weighted
	Number	Average
	of	Exercise
	Warrants	Price
$
Balance, December 31, 2008	750,000	$0.06
Granted	-	-
Exercised	-	-
Expired	-	-

Balance, June 30, 2009	750,000	$0.06

The following is a summary of the warrants outstanding at June 30, 2009:

Number of Warrants	Weighted Average Exercise Price		Expiry Date

750,000	$	$ 0.06	October 2, 2012

750,000

8.

Commitments

(a)

On October 20, 2008, the Company entered into a two year rental agreement with Avani Oxygen Water Corporation Sdn. Bhd an unaffiliated Malaysian company (“AOW”) for renting certain production and office equipment. The rental arrangement provided for a rental payment to the Company of approximately $600 per month. This agreement commenced September 2, 2008 and terminates on August 31, 2010.

Avani International Group Inc.

Notes to the Consolidate Financial Statements

Period Ended June 30, 2009

(Expressed in US dollars)

(unaudited)

Item 2. Management's Discussion and Analysis and Plan of Operations.

General.

The Company has no revenues from operations. The Company suspended its water bottling operations in Canada during fiscal 2006. Since the suspension of its operations, the Company has sold its real estate located in Coquitlam, British Columbia, and has transported its proprietary oxygenated water producing equipment to Malaysia for storage. In addition to its existing equipment, during 2008, the Company also recovered from Avani O2 Water Sdn. Bhd equipment that was the subject of its prior joint venture with Avani O2.

Shortly after the suspension of its operations, the Company intended to relocate the manufacture and sale of its oxygen enriched bottled water in Malaysia. Thereafter, the Company determined not to resume its manufacturing operations in Malaysia due to the capital requirements necessary to resume and sustain manufacturing operations. Rather, it intended to seek and identify a joint venture partner or licensee in the Far East to utilize the Company’s proprietary oxygen enriched proprietary equipment. Under this proposed arrangement, the Company expected the licensee or joint venture partner to engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a negotiated royalty to the Company. In doing so, management believed that it would limit its overhead and other expenditures attendant to its operations.

Due to the Company’s inability to successfully identify a joint venture partner or licensee that will utilized its proprietary bottled water equipment, the Company now expects to sell its existing water production equipment and non bottling equipment and direct most of its ongoing efforts towards identifying a merger or acquisition candidate, unrelated to the bottled water business. The Company can not predict whether it will be successful in it efforts. (See discussion below in Liquidity and Capital Resources section).

Results of Operations June 30, 2009 compared with June 30, 2008.

During the six months periods ended June 30, 2009 and 2008, respectively, the Company had no revenues and it also had no cost of revenues due to its lack of operations.

Expenses for the six month period ended June 30, 2009 which include marketing, management fees, and general and administrative expenses totaled $130,357 contrasted with $168,373 for the comparable period in 2008. Management fees are amounts payable to an officer of the Company.  Marketing expenses includes overseas allowance to the Company’ President and fees to an unrelated third party that provides various services to the Company. General and administrative costs includes salaries for other employees, production and other equipment storage, rent, other office expenses, and legal and accounting fees. The decrease in expenses for the current six month period is due to a reduction in marketing expenses, partially offset by an increase in general and administrative expenses. Marketing expenses decreased by $75,699 during the current period due to a reduction of overseas living allowance payable to an officer of the Company, and the termination of a marketing agreement which occurred during April 2009. General and administrative expenses increased by $37,683 during the current period due to increased accounting and other fees. Since June 2006, the Company is subject to a month to month office lease agreement with an officer and director for a monthly sum of $400. The office space is approximately 120 square feet. The agreement is non-arms length however, the

F-15

Company believes that the terms are consistent with rates in the area. The Company also pays Avani Oxygen Water Corporation Sdn Bhd, an unaffiliated third party (“AOWC”),  a monthly fee of $3,000 to store production equipment, spare parts and inventory. The leasehold space is approximately 10,000 square feet and the arrangement is on a month to month basis. No research and development costs were incurred in 2009 or 2008.

Expenses for the three month period ended June 30, 2009 which include marketing, management fees, and general and administrative expenses totaled $41,546 contrasted with $60,587 for the comparable period in 2008. The decrease in expenses for the current three month period is due to a reduction in marketing expenses for the same reasons described above, partially offset by an increase in general and administrative expenses for the same reasons discussed above.

Other income for the six month period in 2009 was $235,043 compared with other income of $35,264 for the comparable period in 2008. The increase in other income for the current six month period of $200,392 is due principally to the write off of loans and deposits in the amount of $163,185 and the reversal of management fees in the amount of $62,705. The write offs relate to a loan amount of approximately $155,120 in principal and interest and security deposits in the approximate amount of $8,065 all of which were unclaimed. The reversal of management fees relates to a clerical error in the entry of such amounts. In addition, in October 2008, the Company entered into a monthly lease agreement with AOWC to lease certain furniture and non bottling equipment for a monthly sum of $600. The agreement term is two years. In addition, the Company receives royalty income from AOWC on the sale of bottled water under an agreement which has since been terminated. The royalty income is sporadic and is received upon the sale of a limited supply produced under the arrangement by the company and AOWC.

Other income for the three month period in 2009 was $217,043 compared with other income of $38,047 for the comparable period in 2008. The increase in other income for the current three month period of $178,996 is due principally to the write off of loans and deposits in the amount of $163,185 and the reversal of management fees in the amount of $44,705, as described above.

For the six month period in 2009, the Company had a foreign currency translation adjustment of $(8,520) compared with $27,766 for the comparable period in 2008. For the three month period in 2009, the Company had a foreign currency translation adjustment of $(16,294) compared with $6,492 for the comparable period in 2008. Foreign currency adjustment occurs due the financial statement consolidation of foreign subsidiaries and reflects the relative strength or weakness of another currency (ie Canadian dollar) against the US dollar on financial statement entries.

For the six month period in 2009, the Company had a comprehensive income (loss) of $96,779 compared with $(105,343) for the comparable period in 2008, for the reasons discussed above.

For the three month period in 2009, the Company had a comprehensive income (loss) of $159,203 compared with $(16,858) for the comparable period in 2008, for the reasons discussed above.

Liquidity and Capital Resources.

As of June 30, 2009, the Company had working capital deficit of $2,711. Working capital deficit as of December 31, 2008 was $101,489. The increase in working capital  is principally due to the write off of loans and deposits in the amount of $163,185 and the reversal of management fees in the amount of $62,705, all of which are discussed above.

Property, plant and equipment, net of accumulated depreciation, totaled $79,175 on June 30, 2009. Property, plant and equipment, net of accumulated depreciation, totaled $80,304 on December 31, 2008. The decrease is due to depreciation for a six month period in 2009.

The Company believes that it will be able to meet its anticipated expenditures for the 2009 period through some combination of; deferment of paying certain accounts payable and cash on hand. The Company’s projected capital expenditures for 2009 fiscal year are as follows: $25,000 for marketing expenses and $150,000 for general and administrative expenses. Other than as stated, above the Company does not have any projected capital expenditures.

Beyond fiscal 2009, the Company likely will need to raise additional capital pursuant to the private placement of its debt or equity. The Company also is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity and the company also expects to sell its existing water production equipment and non bottling equipment.  As of the date of this filing, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company can not predict whether it will be sucessful in raising additional capital, or whether it will be sucessful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders (See disclosure relating to Cautionary Statements in the Company’s Form 10-K for the period ending December 31, 2008 (“2008 Form 10-K”). If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and it future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended December 31, 2008, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

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

Part II OTHER INFORMATION

Item 5. Other Information.

In May 2009, the Company’s common stock was suspended for trading on the Over the Counter Bulletin Board for inadvertently failing to include its audit report within its Form 10-K for the period ended December 31, 2008. The Company has amended its Form 10-K to include the audited report and is now seeking re-instatement to the OTCBB through FINRA. The Company’s common stock now trades on the Pink Sheet market.

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

AVANI INTERNATIONAL GROUP, INC.

Date: August 13, 2009

/s/Dennis Robinson

Dennis Robinson

Treasurer and Principal

Financial Officer

F-20