Form 10-Q
period 2009-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2009-11-23
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 000-23319

AVANI INTERNATIONAL GROUP, INC.

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of November 21, 2009 was 17,582,571.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Interim Balance Sheets as of September 30, 2009

        (unaudited) and December 31, 2008 (audited).

  3

       -Consolidated Statements of Operations and

        Comprehensive Loss for the Three Months and Nine Months

        Ended September 30, 2009 and 2008 (unaudited).

  4

       -Consolidated Statements of Cash Flows

        for the Three Months and Nine Month Ended

        September 30, 2009 and 2008 (unaudited).

  5

       -Notes to Consolidated Interim Financial Statements.

  6

Item 2. Management's Discussion and Analysis.

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

14

Item 4. Controls and Procedures

15

Item 4(A)T Controls and Procedures.

15

PART II - OTHER INFORMATION

Item 5. Other Information.

15

Item 6. Exhibits.

15

Signatures

16

Avani International Group Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	September 30,	December 31,
	2009	2008
	$	$
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	498,704	948,473
Accounts receivable	8,332	4,066
Prepaid expenses	3,003	4,074

Total current assets	510,039	956,613

Property and equipment (Note 3)	73,322	80,304
Intangible assets (Note 4)	7,337	10,333

Total assets	590,698	1,047,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable (Note 6)	619,645	852,719
Accrued liabilities	18,172	51,724
Loan payable (Note 5)	170,995	145,594
Unearned revenue and deposits	9,162	8,065

Total current liabilities	817,974	1,058,102

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value,
1,000,000 shares issued and outstanding	–	–
Common stock, 800,000,000 shares authorized, $0.0001 par value
17,582,571 shares issued and outstanding	17,583	17,583
Additional paid-in capital	8,116,092	8,116,092
Accumulated deficit	(8,358,219)	(8,177,264)
Accumulated other comprehensive income (loss)	(2,732)	32,737

Total stockholders’ deficit	(227,276)	(10,852)

Total liabilities and stockholders’ deficit	590,698	1,047,250

(The accompanying notes are an integral part of these consolidated financial statements)

Avani International Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	$	$	$	$

Revenue	–	–	–	–

Expenses

Bad debts recovery	–	(77,086)	–	(77,086)
General and administrative	117,754	95,655	185,406	264,028

Total expenses	117,754	18,569	185,406	186,942

Loss before other income (expense)	(117,754)	(18,569)	(185,406)	(186,942)

Other income (expense)

Interest income	69	–	4,311	13,113
Interest expense	(5,128)	(1,919)	(5,128)	(5,891)
Rental income	–	–	–	19,833
Royalty income	(256)	3,274	5,268	9,564
Reversal of liabilities previously written off	(163,185)	–	–	–

Total other income (expense)	(168,500)	1,355	4,451	36,619

Net loss for the period	(286,254)	(17,214)	(180,955)	(150,323)

Foreign currency translation adjustment	(26,948)	13,404	(35,469)	41,170

Comprehensive loss for the period	(313,202)	(3,810)	(216,424)	(109,153)

Net loss per share, basic and diluted	(0.02)	–	(0.01)	(0.01)

Weighted average shares outstanding	17,582,571	17,582,571	17,582,571	17,582,571

(The accompanying notes are an integral part of these consolidated financial statements)

Avani International Group Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	$	$

Operating Activities

Net loss for the period	(180,955)	(150,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	11,130	11,110
Bad debts recovery	–	(77,086)

Changes in operating assets and liabilities:
Accounts receivables	(4,266)	(12,842)
Prepaid expenses	1,071	(203)
Accounts payable	(179,193)	34,378
Accrued liabilities	(33,552)	(4,354)
Accrued interest payable	5,128
Unearned revenue and deposits	–	(679)

Net cash used in operating activities	(380,637)	(199,999)

Effect of exchange rate changes on cash and cash equivalents	(69,132)	42,819

Decrease in cash and cash equivalents	(469,769)	(157,180)

Cash and cash equivalents, beginning of period	948,473	1,217,971

Cash and cash equivalents, end of period	478,704	1,060,791

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Avani International Group Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Avani International Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 29, 1995. The Company was engaged in the business of developing, manufacturing and distributing oxygen enriched, purified bottled water under the trade name "Avani Water" for domestic and export sales. On June 15, 2006, the Company sold its real property including land, building and building improvements. After the sale of its real property, the Company suspended its production of bottled water.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2009, the Company has a working capital deficiency of $307,935 and has an accumulated deficit of $8,358,219. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan for the next twelve months is to focus on seeking new business opportunities in Asia. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

2.

Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

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

(b)

Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)

Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk.

Avani International Group Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(e)

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related the useful life and recoverability of long lived assets, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(f)

Property and Equipment

Property and equipment is comprised of equipment which is recorded at cost and amortized using the declining balance method at 20% per annum.

(g)

Intangible Assets

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. Intangible assets with finite useful lives are amortized over their estimated useful lives. The amortization methods and estimated useful lives are reviewed annually.

Trademarks and licenses are recorded at cost and are amortized on a straight-line basis over the estimated useful life of 10 years.

(h)

Long-lived Assets

In accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(i)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(j)

Revenue Recognition

The Company recognizes revenue from royalties and equipment rentals in accordance with ASC 605, “Revenue Recognition”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Avani International Group Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(k)

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and loan payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)

Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(m)

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at September 30, 2009 and 2008, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

(n)

Foreign Currency Translation

The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Canada and their functional currency is the Canadian dollar. The financial statements of these operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity. A cumulative translation adjustment of $(2,732) as of September 30, 2009 has been included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet. Foreign currency transaction gains and losses are included in the statement of operations.

Avani International Group Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(o)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2009 and December 31, 2008, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2006 to 2008. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three and nine month periods ended September 30, 2009 and 2008, there were no charges for interest or penalties.

(p)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(q)

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value September 30, 2009	Net Carrying Value December 31, 2008
	$	$	$	$

Equipment	143,634	71,312	72,322	80,304

Avani International Group Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(unaudited)

4.

Intangible Assets

	Cost	Accumulated Amortization	Net Carrying Value September 30, 2009	Net Carrying Value December 31, 2008
	$	$	$	$

Trademarks and licenses	57,921	50,584	7,337	10,333

5.

Loan Payable

The loan is unsecured, bears interest of 8% per month, and is due on demand. The balance includes $93,270 (Cdn$100,000) for the principal and $77,725 (Cdn$83,333) in accrued interest.

6.

Related Party Transactions

(a)

During the nine months ended September 30, 2009, the Company incurred management fees of $54,000 (2008 - $54,000) and an overseas living allowance of $11,900 (2008 - $47,074) to the President of the Company.

(b)

Accounts payable includes the amount of $512,095 owed to the President of the Company for management fees and expenses incurred on behalf of the Company which is non-interest bearing, unsecured, and due on demand.

7.

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through November 23, 2009, the date of issuance of these unaudited interim consolidated financial statements, and did not have any material recognizable subsequent events.

Avani International Group Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(unaudited)

Item 2. Management's Discussion and Analysis and Plan of Operations.

General.

The Company has no revenues from operations. The Company suspended its water bottling operations in Canada during fiscal 2006. Since the suspension of its operations, the Company has sold its real estate located in Coquitlam, British Columbia, and has transported its proprietary oxygenated water producing equipment to Malaysia for storage. In addition to its existing equipment, during 2008 the Company also recovered from Avani O2 Water Sdn. Bhd equipment that was the subject of its prior joint venture with Avani O2.

Shortly after the suspension of its operations, the Company intended to relocate the manufacture and sale of its oxygen enriched bottled water in Malaysia. It later determined not to resume its manufacturing operations in Malaysia due to the capital requirements necessary to resume and sustain manufacturing operations, and instead, intended to seek and identify a joint venture partner or licensee in the Far East to utilize the Company’s proprietary oxygen enriched proprietary equipment. Under this proposed arrangement, the Company expected the licensee or joint venture partner to engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a negotiated royalty to the Company. In doing so, management believed that it would limit its overhead and other expenditures attendant to its operations. However, the Company has been unable to successfully identify a joint venture partner or licensee that will utilized its proprietary bottled water equipment. Consequently, the Company now expects to sell its existing water production equipment  and direct most of its ongoing efforts towards identifying a merger or acquisition candidate, unrelated to the bottled water business. The Company can not predict whether it will be successful in it efforts. (See discussion below in Liquidity and Capital Resources section).

Results of Operations September 30, 2009 compared with September 30, 2008.

Nine Month Periods Ended September 30, 2009 and 2008.

During the nine month periods ended September 30, 2009 and 2008, respectively, the Company had no revenues and it also had no cost of revenues due to its lack of operations.

General and administrative expenses for the nine month period ended September 30, 2009, which include marketing expenses and management fees, totaled $185,406 contrasted with $264,028 for the comparable period in 2008. Management fees are amounts incurred to a former officer of the Company.  Marketing expenses includes an overseas allowance to the Company’s President and fees to an unrelated third party that provides various services to the Company. General and administrative costs includes salaries for other employees, production and other equipment storage, rent, other office expenses, and legal and accounting fees. The decrease in general and administrative expenses is due principally to a reduction of $116,062 in marketing expenses. The reduction results from lower overseas living allowance payable to an officer of the Company (now former President), and the termination of a marketing agreement with a third party which occurred during April 2009. General and administrative expenses also include lease arrangements. Since June 2006, the Company has been subject to a month to month office lease agreement with an officer and director for a monthly sum of $400. The office space is approximately 120 square feet. The agreement is non-arms length however, the Company believes that the terms are consistent with rates in the area. In addition, the Company also pays Avani Oxygen Water Corporation Sdn Bhd, an unaffiliated third party (“AOWC”),  a monthly fee of $3,000 to store production equipment, spare parts and inventory. The leasehold space is approximately 10,000 square feet and the arrangement is on a month to month basis. The Company has terminated the agreement effective October 31, 2009. No research and development costs were incurred in 2009 or 2008.

During the nine month period ended September 30, 2008, the Company recorded a bad debt recovery of $77,086 due to a payment made by Avani O2 on amounts previously written off by the Company. As a result, total expenses for the 2008 period were reduced to $186,942. There was no recovery during 2009.

Other income for the nine month period in 2009 was $4,451 compared with other income of $36,619 for the same period in 2008. The decrease in other income for the current nine month period is due principally to the reduction of rental, interest, and royalty incomes. The Company received rental income under an arrangement to rent its equipment which was terminated in 2008. Similarly, royalty income was due to the sale of bottled water under an agreement which terminated in 2008, although non material residual sales have continued in 2009. The reduction in interest income for the 2009 period reflects the decrease of cash on hand.

For the nine month period in 2009, the Company had a foreign currency translation adjustment of ($35,469) compared with $41,170 for the comparable period in 2008. Foreign currency adjustment occurs due the financial statement consolidation of foreign subsidiaries and reflects the relative strength or weakness of another currency (ie Canadian dollar) against the US dollar on financial statement entries.

Three Month Periods Ended September 30, 2009 and 2008

During the three month periods ended September 30, 2009 and 2008, respectively, the Company had no revenues and it also had no cost of revenues due to its lack of operations.

General and administrative expenses for the three month period ended September 30, 2009, which include marketing expenses and management fees, totaled $117,754 contrasted with $95,655 for the comparable period in 2008. Management fees are amounts incurred to a former officer of the Company.  Marketing expenses includes an overseas allowance to the Company’ President and fees to an unrelated third party that provides various services to the Company. General and administrative costs includes salaries for other employees, production and other equipment storage, rent, other office expenses, and legal and accounting fees. The increase in general and administrative expenses is due principally to increases in professional fees for accounting and tax services. General and administrative expenses also include lease arrangements. Since June 2006, the Company has been subject to a month to month office lease agreement with an officer and director for a monthly sum of $400. The office space is approximately 120 square feet. The agreement is non-arms length however, the Company believes that the terms are consistent with rates in the area. In addition, the Company also pays Avani Oxygen Water Corporation Sdn Bhd, an unaffiliated third party (“AOWC”),  a monthly fee of $3,000 to store production equipment, spare parts and inventory. The leasehold space is approximately 10,000 square feet and the arrangement is on a month to month basis. The Company has terminated the agreement effective October 31, 2009. No research and development costs were incurred in 2009 or 2008.

During the three month period ended September 30, 2008, the Company recorded a bad debt recovery of $77,086 due to a payment made by Avani O2 on amounts previously written off by the Company. As a result, total expenses for the 2008 period were reduced to $18,569. There was no recovery during 2009.

Other income (expense) for the three month period in 2009 was $(168,500) compared with other income of $1,355 for the comparable period in 2008. The decrease in other income for the current three month period is due principally to the re-establishment of liabilities previously written off in the amount of $(163,185).

For the three month period in 2009, the Company had a foreign currency translation adjustment of $(26,948) compared with $13,404 for the comparable period in 2008. Foreign currency adjustment occurs due the financial statement consolidation of foreign subsidiaries and reflects the relative strength or weakness of another currency (ie Canadian dollar) against the US dollar on financial statement entries.

Liquidity and Capital Resources.

As of September 30, 2009, the Company had a working capital deficit of $307,935. Working capital deficit as of December 31, 2008 was $101,489. The decrease in working capital is principally due to the losses which occurred during the fiscal year.

Property, plant and equipment, net of accumulated depreciation, totaled $73,322 on September 30, 2009. Property, plant and equipment, net of accumulated depreciation, totaled $80,304 on December 31, 2008. The decrease is due to depreciation for a nine month period in 2009.

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

Beyond fiscal 2009, the Company likely will need to raise additional capital pursuant to the private placement of its debt or equity. The Company also is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  As of the date of this filing, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company can not predict whether it will be sucessful in raising additional capital, or whether it will be sucessful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders (See disclosure relating to Cautionary Statements in the Company’s Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”). If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and its future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the year ended

December 31, 2008, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Cautionary Statements.  Readers are urged to refer to the section entitled "Cautionary Statements in the Company's 2008 Form 10-K and elsewhere therein for a broader discussion of such risks and uncertainties. These risks include the lack of profitable operations, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

Critical Accounting Policies

Use of Estimates. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related the useful life and recoverability of long lived assets, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-lived Assets. In accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation. The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

New Accounting Pronouncements.

There were no new accounting pronouncements that materially impacted the Company since the issuance of the audited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of September 30, 2009 for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended September 30, 2009 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

Item 3(A)T. Controls and Procedures.

Not applicable

Part II OTHER INFORMATION

Item 5. Other Information.

In May 2009, the Company’s common stock was suspended for trading on the Over the Counter Bulletin Board for inadvertently failing to include its audit report within its Form 10-K for the year ended December 31, 2008. In September 2009, the Company’s common stock was re-instated for trading on the Over the Counter Bulletin Board.

Item 6. Exhibits.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Avani International Group Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Expressed in US dollars)

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANI INTERNATIONAL GROUP, INC.

Date: November 23, 2009

/s/Dennis Robinson

Dennis Robinson

President and Principal

Financial Officer

16