Form 10-K
period 2009-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2010-04-15
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2009

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

[X]Yes [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [  ] No

As of March 29, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $152,129. This calculation is based upon the average of the bid price of $0.01 and asked price of $0.04 of the common stock on March 29, 2010.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of March 29, 2010 was 17,582,698.

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

Avani’s executive offices are located at 108-2419 Bellevue Avenue, West Vancouver, B.C. V7V 4T4 Canada, and its telephone number is (604) 913-2386.

General.

Avani was incorporated in the State of Nevada on November 29, 1995 under the name Rainfresh Technologies, Inc. and changed its name to Avani International Group, Inc. on January 14, 1997. As of December 31, 2009, the Company has no subsidiaries. During 2009, the Company disposed of its interest in two wholly owned subsidiaries; Avani Oxygen Water Corporation (formerly Avani Water Corporation), and Avani International Marketing Corporation.

Unless the context indicates otherwise, (i) all references to Avani or the Company herein include Avani International Group Inc. and its former wholly-owned subsidiaries to the exclusion of Avani O2 and (ii) all dollar amounts are expressed in US dollars. Any reference to Canadian dollars shall be expressed as "CDN.”

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

During 2005 and 2006, the Company sold a majority of its assets, including real estate located in Coquitlam, British Columbia, and suspended its bottling operations. During 2006, the Company has moved to Malaysia the bottling equipment previously used in Canada for its domestic operations. During 2008, the Company recovered equipment from an entity that was previously the subject of a joint venture arrangement in Malaysia. Since the suspension of its operations, the Company has not conducted any further business operations and has not generated any operating revenues during the 2008 period.

During 2007 and 2008, the Company received rental/royalty income from a prior arrangement with Avani Oxygen Water Corporation Sdn. Bhd. (formerly Avani Water Corporation Sdn. Bhd.), an unaffiliated Malaysian company,  which arrangement was terminated in June 2008. The Company continues to receive a two percent royalty income from product produced under that arrangement which amounts have been insignificant.

As of the date of this report, the Company is currently seeking a joint venture partner or licensee in the Far East, mainly Malaysia, for the purpose of re-commencing operations utilizing the Company’s proprietary oxygenated equipment. Under this arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. The Company believes that this arrangement will limit its ongoing overhead and operating expenses.

In addition to the above described efforts, the Company may attempt to sell its equipment and seek other business opportunities. It continues to aggressively explore other business opportunities for purposes of effecting a business acquisition or combination. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  It also may purchase stock or assets of an existing business.  If a transaction is consumated, it is possible that the present management and shareholders of the Company will not be in control. If a transaction is consumated, it also is possible that the Company may be required to sell its water equipement. Substantial dilution may result to existing shareholders upon consumation of such a business combination. In order to provide the Company with more flexibility to effect a  potential business acquisition or combination, on July 11, 2007, pursuant to a vote of its shareholders, the Company increased its authorized shares of common stock from 400,000,000 to 800,000,000.

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

Avani Water contains less than 2 parts per million (ppm) of total dissolved solids (tds). The tds level of Avani water is considerably less than other bottled water on the market. Many regional spring waters fall between 45 and 600 ppm of tds. Total dissolved solids include metals such as iron, copper, and lead, and organic substances such as herbicides and pesticides. The limited tds content of Avani Water is achieved through a comprehensive filtration process used by the Company. The Company believes that this filtration process together with other aspects of its bottling process (reverse osmosis, carbon filtration and oxygen enrichment) enables the Company to deliver a smoother, more polished water when compared to most other bottled waters.

The Company's unique oxygenation process yields a water containing 26.4 mg/L (or 26.4 ppm) of dissolved oxygen which is approximately three times higher than the oxygen content level in ordinary tap water.

During fiscal years ending December 31, 2008 and December 31, 2009, the Company had no research and development costs.

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

The Company purchased the plant equipment in Canada in 1996. The bottling equipment which includes a conveyor system together with an automatic rinsing, filling, capping, labeling and casing system, allows production of approximately 100 to 130 bottles per minute of the 500 ml bottles, 30 to 40 bottles per minute for the 1.5 liter bottles and 300 bottles per hour of the five gallon bottle. The Company is able to produce either the 500 ml or 1.5 liter bottles simultaneously with the production of the 5 gallon bottles. The conversion time to one of the PET sizes from the other requires approximately one hour. During fiscal 2006, the plant equipment has been disassembled and shipped to Malaysia.

Sales and Distribution.

The Company’s products were historically sold in the greater Vancouver metropolitan area and internationally, from time to time, mainly in the United States, Malaysia, and Japan. During 2004, substantially all of the Company’s international sales were made through one Malaysian distributor, and to a lesser extent through independent distributors located in Japan and Singapore. During 2005, substantially all of the Company sales, albeit limited, were to the United States and Canada.

During 2004 and part of fiscal 2005, the Company provided delivery of  2.5 and 5 gallon bottles in the Vancouver metropolitan area to business and residential customers, and sells 500 ml and 1.5 liter PET bottles directly to retail outlets in the Vancouver area. In July  2005, the Company sold to an unaffiliated third party its local business of delivering 2.5 and 5 gallon bottles and renting water coolers.

During January 2001, Avani contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote its products to the Asian market. In exchange, the Company agreed to pay Mr. Ong the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as previously reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed to Mr. Ong was cancelled in exchange for issuing 4,160,000 shares of common stock of Avani and stock purchase warrants to acquire 12,480,000 shares of common stock of Avani. As of December 31, 2009, Mr. Ong is a controlling stockholder of the Company. Mr. Ong is the nephew of the Company’s former President. The agreement with Mr. Ong was terminated on January 1, 2005. In April 2009, the Company paid Mr. Ong the sum of $275,150 which represents all amounts due on the prior agreement.

As of the date of this report, the Company is currently exploring opportunities to manufacture and sell its water product in the Far East, including Malaysia, through a joint venture partner or licensee.

Facilities.

Presently, the Company does not maintain any production facilities. Its offices consist of 120 square feet and under a month to month lease agreement with the Company’s President. The annual lease payment is $5,065.

The Company also had maintained an office in Kuala Lumpur, Malaysia which it opened on August 1, 2006. In March 2008, the Company terminated this office lease arrangement. The offices consisted of 1,200 square feet and under a month to month lease agreement. The annual lease payment was $3,158.

Competition.

The bottled water industry is extremely competitive and populated by a significant number of large regional, national, and international companies. Well established names in the industry, include Dasani and Acquafina, as well as a significant number of regional products. Many of these companies maintain significantly greater resources (including financial, technical and personnel) in all aspects of business than those available to the Company. In addition, their products have achieved enormous consumer acceptance and loyalty. The principal competitive factors in the bottled water industry are price, taste, packaging, name recognition and water source. However, the Company believes that if it is able to re-commence operations that its smooth taste and its unique oxygen enrichment will enable it to sufficiently compete against other non-oxygenated products in the market.

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

Employees.

As of December 31, 2009, the Company had one salaried employee. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

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

2. THE COMPANY’S ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND THE COMPANY HAS LIMITED WORKING CAPITAL, NEGATIVE NET WORTH AND SUBSTANTIAL CURRENT LOSSES. Historically, the Company has met its working capital requirements principally through the private placement of its securities.  To support its ongoing operations, the Company may require additional funds as described in greater detail below.  Since its inception, the Company has not generated any significant revenue other than during the 2004 period through a distribution arrangement with a Malaysian company that has since terminated. As a result, the Company has experienced substantial losses and, as at December 31, 2009 recorded an accumulated deficit of $8,420,722.  As of the date of this filing, the Company also has very limited working capital

3. THE COMPANY CAN NOT PREDICT WHETHER IT WILL BE PROFITABLE IN THE FUTURE. If the Company is able to effect license or joint venture arrangement in Malaysia or elsewhere, in order for it to be successful, the Company or its licensee or venturer, among other factors, will be required to establish and maintain meaningful channels of distribution. The Company can not predict whether it will be successful in developing and maintaining its new business.

4. NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company may need  additional capital in order to continue its operations, which may include a licensee or joint venture arrangement. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders. If the Company is unsuccessful in raising additional capital, it likely will preclude its future operations.

5. THE COMPANY MAY PAY CONSULTANTS AND EMPLOYEES IN STOCK AS CONSIDERATION FOR THEIR SERVICES WHICH MAY RESULT IN STOCKHOLDER DILUTION. Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants and employees in stock, warrants or options to purchase shares of our common stock rather than cash. Previously, the Company paid one of its consultants in common stock which resulted in significant dilution to existing shareholders.  As of the date of this filing, the Company owes its former President and a controlling shareholder the sum of $508,723 in past due compensation and re-imbursements. Payments for services or other amounts due in equity may materially and adversely affect the Company’s stockholders by diluting the value of outstanding shares of our common stock.

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

9. THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS ON ITS COMMON

STOCK.  The Company has never declared or paid dividends on its common stock.  It intends to retain future earnings to develop and commercialize its products and therefore it does not intend to pay cash dividends in the foreseeable future.

Item 2. Description of Property.

The Company maintains its offices at 108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada. These offices consist of 120 square feet and are leased from the Company’s President and director under an oral lease agreement on a month to month basis. The annual lease payment is $5,065. The Company believes that the current lease arrangement is at a rate which is competitive with other rental the arrangements in the local market.

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

     2008

 Low Bid

High Bid

1st Quarter

    0.15

    0.45

2nd Quarter

    0.15

    0.25

3rd Quarter

    0.07

    0.15

4th Quarter

    0.04

    0.07

     2009

 Low Bid

High Bid

1st Quarter

    0.02

    0.04

2nd Quarter

    0.021

    0.021

3rd Quarter

    0.04

    0.05

4th Quarter

    0.05

    0.05

     2010

 Low Bid

High Bid

1st Quarter

    0.00

    0.05

As of March 29, 2010, the Company has 140 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future. The Company has no securities authorized for issuance under equity compensation plans as of December 31, 2009.

The Company had no events reportable under Items 701 or 703, respectively, of Regulation S-K.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis.

The following discusses the results of operations and the financial position of the consolidated accounts of the Company for the years ended December 31, 2009 and 2008.

Results of Operations.

Fiscal year end 2009 compared with Fiscal year end 2008.

The Company suspended operations during fiscal 2006, and thus has had no revenues from operations for fiscal years ended December 31, 2009 and 2008.

Expenses which include amortization, bad debts recovery, foreign exchange loss, general and administrative expenses, and impairment of intangible assets for the 2009 year totaled $250,034 contrasted with $273,766 for the 2008 period, representing a decrease of $23,732 or 8.7% from the prior period. The decrease in overall expenses for the current period is due mainly to the reduction of $122,841 in general and administrative expenses partially offset by the lack of bad debt recovery during the current year. General and administrative expenses includes accounting and auditing fees, salaries for employees, marketing fees payable to the former President, storage, rent, and other related expenses. During the 2009 period, general and administrative expenses totaled $213,034, representing a decrease of $122,841 or 36.5%, from $336,734 for the 2008 period. During the 2008 year, the Company recognized $(77,086) in bad debt recovery attributable to the recovery of equipment from the former Malaysian distributor previously written off in 2005. The Company did not have a similar recovery during the 2009 period.

Other income (expense) for the 2009 year was $6,576 compared with $44,092 for the 2008 year. Other income (expense) includes interest income, interest expense, and royalty and rental income. During the 2009 year, the Company had interest income of $4,366 compared with $18,224 for the prior year. The decrease in interest income for the current period is due to reduction of cash and cash equivalents on hand during the current period as cash was used in operating activities. Interest expense on an outstanding loan totaled $7,008 for the 2009 period compared with $7,505 for the 2008 year. The Company received royalty and rental income of $9,218 for the 2009 year compared $33,092 for the 2008 year. The income results from royalties arising from the sale of existing bottled water inventory of Avani Oxygen Water Corporation Sdn. Bhd. (formerly Avani Water Corporation Sdn. Bhd.), an unaffiliated Malaysian company, which arrangement was terminated in June 2008.

Net loss for the 2009 year was $243,458 compared with a net loss for the prior year of $229,674. The increase in net loss is due to the reasons discussed above.

Liquidity and Capital Resources.

The working capital deficit as of December 31, 2009 was $350,774 compared with working capital deficit as of December 31, 2008 of $101,489. The decrease in working capital for the 2009 year end from the prior year end reflects the cash used in operating activities during the year.

Total assets as of December 31, 2009 were $481,614 which is a decrease of $565,636 from total assets of $1,047,250 as of December 31, 2008. The decrease is mainly attributed to the $547,173 decrease in cash and cash equivalents for cash used in operating activities during the year

The Company does not have sufficient cash resources to meet its working capital needs for the next 12 months. The company will be required to raise additional funds to meet its operating needs. The Company’s projected expenditures for 2010 fiscal year are as follows: $60,000 for marketing expenses and $180,000 for general and administrative expenses. Other than as stated, above the Company does not have any projected capital expenditures.

During late 2006, the Company suspended its water bottling operations, however, it continues to experience significant losses and/or cash flow deficits. The Company can not predict when it will be able to re-establish operations as described above, if at all, and can not predict whether it will achieve profitable operations, if at all. As discussed herein, the Company does not expect to resume the manufacture and sale of its oxygenated water. Rather, it is currently seeking a joint venture partner or licensee in the Far East, mainly Malaysia, for the purpose of re-commencing operations utilizing the Company’s proprietary oxygenated equipment. Under this arrangement, the Company expects that its licensee or joint venture partner will engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a yet to be determined royalty to the Company. In so doing, believes that it will limit its overhead and operating expenditures. In addition to the above described efforts, the Company may attempt to sell its equipment and seek other business opportunities. Despite the Company’s slimmed down operations, the Company nevertheless may need to raise additional working capital to support its future operations. At this time, the Company can not predict the amount of funds required, nor can it predict whether it will be successful in raising such funds.

If the Company is required to raise additional funds, it likely will attempt to do so pursuant to the private placement of debt or equity. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to Risk Factors above). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the years ended December 31, 2009 and December 31, 2008, respectively, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Capital Resources.  The Company has no material commitments for capital expenditures as of December 31, 2009.

Off-Balance Sheet Arrangement. As the Company has adopted FIN 46R effective January 1, 2004, there are no off-balance sheet arrangement as of December 31, 2009.

Critical Accounting Policies.

Use of Estimates. The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related the useful life and recoverability of long lived assets and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-lived Assets.  In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Recent Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

The Financial Statements that constitute Item 8 of this Annual Report on Form 10-K are included following Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a(T).Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, its Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s sole officer who is the principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of internal control over financial reporting as of December 31, 2009, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company only has only one officer, one independent director and no audit committee.

2.

The Company has not formally adopted internal controls surrounding its cash and financial reporting procedures including the absence of sufficient management review controls and separation of duties.

3.

The lack of independent directors and audit committee exercising an oversight role increases the risk of management override.

Management is currently evaluating remediation plans for the above deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Director/

Officer

Name

Age

Since

Position

Dennis Robinson

70

1999

Chairman, President, Principal

Financial Officer and

Director

Jeffrey Lightfoot

53

1999

Director

---------------------------------------------------------------------------------------------------------------------

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

To the best of our knowledge, during the past ten years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Code of Ethics

The Company has adopted a code of ethics which is attached as Exhibit 14 to the Company’s Form 10-K for the Annual Period Ended December 31, 2008. The Code applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2009.

Item 11. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2009, 2008, and 2007, respectively, are set forth in the following table:

SUMMARY COMPENSATION

                                                                                        Non-Equity     Non-Qualified

                         Stock      Option    Incentive Plan  Deferred Comp  All Other

Principal

Salary  Bonus  Awards   Awards  Compensation  Earnings              Comp       Total

Position

    Year

   ($)     ($)         ($)            ($)                ($)                     ($)                 ($)            ($)

Robert Wang(1)   2009  54,000    -0-

-0-

  -0-

         -0-

        -0-             10,701      64,701

Former President  2008  72,000    -0-

-0-

  -0-

         -0-

        -0-              60,085  132,085

And Director        2007  72,000   -0-         -0-          -0-                 -0-                      -0-              48,298  120,298

Dennis Robinson      2009    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0-

Chairman, President 2008    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0- -

Principal Financial    2007    -0-      -0-          -0-         -0-                  -0-                     -0-                -0-          -0-

Officer and

Director

Jeffery Lightfoot    2009     -0-      -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

Director

                  2008   --0-       -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

                                2007   --0-       -0-          -0-         -0-                  -0-                     -0-                -0-           -0-

------------------------------------------------------------------------------------------------------------------------

(1). Under a management agreement with the Company, the former President was entitled to a salary of $72,000 commencing with fiscal year 2003, and was entitled to a daily overseas expense allowance of $175 CDN. The agreement was terminated in October 22, 2009. The allowance relates to food and lodging when the officer is in Malaysia on Company business. The former President also is reimbursed for expenses incurred on behalf of the Company. For fiscal

2009, the former President was paid a salary of $54,000 which was accrued and received an overseas living allowance of $10,701. The amount owed to the former President as of December 31, 2009 is $508,723 (2008 - $464,004). The amount is non-interest bearing, unsecured, and due on demand. For fiscal 2008, salary of $72,000 was accrued and an overseas living allowance of $60,085 was paid. For fiscal 2007, the President was reimbursed $7,515 for transportation expenses, and was entitled to receive $72,000 as salary, and $48,298 as an overseas living allowance.

Employment Agreements, Compensation to Directors, and Stock Option Plans.

The Company has a management agreement with its former President as described in footnote 1 above which was terminated on October 22, 2009.  Other than as stated above, the Company does not have any employment or consulting agreement with any of its officers or directors and we will not pay our directors any amount for acting on the Board of Directors.

No compensation was paid to any directors of the Company in such capacity during 2009, 2008 or 2007. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table will identify, as of March 29, 2010, the number and percentage of outstanding shares of common stock and preferred stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. Except as otherwise indicated, the address of each party is the address of the Company. The following is based on 17,582,698 and 1,000,000 shares of common stock and preferred stock, respectively, outstanding as of March 29, 2010, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Name and Address

Title

Amount and nature

Percent

of Beneficial Owner

of Class

Beneficial Ownership

of Class

Robert Wang

Common

 Stock

              -0-

 0%

Former President

Preferred Stock

    2,000,000,000(1)

100%

Dennis Robinson

Common

Stock

               -0-

 0%

Chairman, President,

Preferred Stock

               -0-

 0%

Principal Financial Officer,

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

Item 13. Certain Relationships and Related Transactions.

The Company maintains its offices at 108-2419 Bellevue Ave. West Vancouver, B.C. V7V 4T4 Canada. These offices consist of 120 square feet and are leased from the Company’s President  under an oral lease agreement on a month to month basis. The annual lease payment is $5,065.  The Company believes that the leasehold rate is comparable with rates in the local market.

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

On January 4, 2004, the Company entered into a management agreement with the President. The term of the agreement extends for a period of five years; however, the agreement may be terminated by either party with three months written notice, among other reasons. The President is entitled to receive an annual salary of $72,000, subject to re-negotiation by the parties after one year. He will receive a daily overseas expense allowance of $175 CDN. The President also is re-imbursed for expenses incurred in connection with Company business. The allowance relates to food and lodging when the officer is in Malaysia on Company business. The agreement was terminated on October 22, 2009.

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

During January 2001, the Company contracted with Mr. Chin Yen Ong, as a consultant in Malaysia, to market and promote the Company’s products to the Asian market. In exchange, the Company has contracted to pay the consultant the sum of $10,000 CDN per month and to re-imburse all reasonable and customary business expenses not to exceed $1,000 per month. On July 15, 2002, as reported by the Company, an agreement was entered into with Mr. Ong pursuant to which the outstanding amount of $124,800 owed Mr. Ong was cancelled in exchange for 4,160,000 shares of common stock of the Company and stock purchase warrants to acquire 12,480,000 shares of common stock of the Company. As of December 31, 2008, Mr. Ong is a controlling stockholder of the Company, and formerly was a controlling shareholder of Avani O2. Mr. Ong is the nephew of the Company’s former President. The agreement with Mr. Ong was terminated on January 1, 2005. As of December 31, 2008, the total outstanding consulting fee payable to Mr. Ong is approximately $275,150 ($320,000 CDN). During April 2009, all amounts due to Mr. Ong were paid.

Item 14. Principal Accountant Fees and Services.

Saturna Group Chartered Accountants LLP is the Company’s principal accountant and has  provided auditing services for the Company during the 2009 period. Jeffrey Tsang & Co. was the Company’s principal accountant and provided auditing services for the Company during the 2008 period. The respective fees of the two auditors are set forth below:

                                      Fiscal year ending        Fiscal year ending

                                       December 31, 2009      December 31, 2008

                                   ---------------------   --------------------

                                   ---------------------   --------------------

Audit Fees                         $ 13,000

 $29,000

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

14. Code of Ethics. (Filed as Exhibit 14 to the Company’s Form 10-K for the annual period ended December 31, 2008).

21 (i)  Subsidiaries of Registrant.

31 Certification under Section 302 of the Sarbanes-Oxley Act.

32 Certification under Section 906 of the Sarbanes-Oxley Act.

AVANI INTERNATIONAL GROUP INC.

Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F–1

Consolidated Balance Sheets

F–2

Consolidated Statements of Operations

F–3

Consolidated Statements of Stockholders’ Equity (Deficit)

F–4

Consolidated Statements of Cash Flows

F–5

Notes to the Consolidated Financial Statements

F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avani International Group Inc.

We have audited the accompanying consolidated balance sheet of Avani International Group Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

April 14, 2010

1

AVANI INTERNATIONAL GROUP INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31,	December 31,
	2009	2008
	$	$

ASSETS

Current assets

Cash and cash equivalents	401,300	948,473
Accounts receivable	13,386	4,066
Prepaid expenses	3,201	4,074

Total current assets	417,887	956,613

Property and equipment (Note 3)	63,727	80,304
Intangible assets (Note 4)	–	10,333

Total assets	481,614	1,047,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	71,422	433,715
Accrued liabilities	2,044	6,724
Accrued interest payable	81,536	63,494
Loan payable (Note 5)	95,550	82,100
Due to related party (Note 6)	508,723	464,004
Unearned revenue and deposits	9,386	8,065

Total current liabilities	768,661	1,058,102

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value,
1,000,000 shares issued and outstanding	100	100
Common stock, 800,000,000 shares authorized, $0.0001 par value
17,582,571 shares issued and outstanding	17,583	17,583
Additional paid-in capital	8,115,992	8,115,992
Accumulated deficit	(8,420,722)	(8,177,264)
Accumulated other comprehensive income	–	32,737

Total stockholders’ deficit	(287,047)	(10,852)

Total liabilities and stockholders’ deficit	481,614	1,047,250

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

	Year Ended December 31, 2009	Year Ended December 31, 2008
	$	$

Revenue	–	–

Expenses

Amortization	22,302	14,118
Bad debts recovery	–	(77,086)
Foreign exchange loss	8,308	–
General and administrative (Note 6)	213,893	336,734
Impairment of intangible assets	5,531	–

Total expenses	250,034	273,766

Loss before other income (expense)	(250,034)	(273,766)

Other income (expense)

Interest income	4,366	18,224
Interest expense	(7,008)	(7,505)
Royalty and rental income	9,218	33,373

Total other income (expense)	6,576	44,092

Net loss for the year	(243,458)	(229,674)

Foreign currency translation adjustments	(32,737)	91,170

Comprehensive loss for the year	(276,195)	(138,504)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	17,582,571	17,582,571

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Preferred stock		Common stock		Additional paid-in capital $	Accumulated deficit $	Accumulated other comprehensive income (loss) $	Total stockholders’ equity (deficit) $
	Number	Amount $	Number	Amount $

Balance, December 31, 2007	1,000,000	100	17,582,571	17,583	8,115,992	(7,947,590)	(58,433)	127,652

Foreign currency translation adjustments	–	–	–	–	–	–	91,170	91,170

Net loss for the year	–	–	–	–	–	(229,674)	–	(229,674)

Balance, December 31, 2008	1,000,000	100	17,582,571	17,583	8,115,992	(8,177,264)	32,737	(10,852)

Foreign currency translation adjustments	–	–	–	–	–	–	(32,737)	(32,737)

Net loss for the year	–	–	–	–	–	(243,458)	–	(243,458)

Balance, December 31, 2009	1,000,000	100	17,582,571	17,583	8,115,992	(8,420,722)	–	(287,047)

`

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended December 31, 2009	Year Ended December 31, 2008
	$	$

Operating Activities

Net loss for the year	(243,458)	(229,674)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	22,302	14,118
Bad debts recovery	–	(77,086)
Impairment of intangible assets	5,531	–

Changes in operating assets and liabilities:
Accounts receivable	(9,320)	(1,395)
Prepaid expenses	873	932
Accounts payable	(362,293)	(137,428)
Accrued liabilities	(4,680)	(11,829)
Accrued interest payable	7,008	7,505
Due to related party	54,000	72,000
Unearned revenue and deposits	–	(1,844)

Net cash used in operating activities	(530,037)	(364,701)

Effect of exchange rate changes on cash and cash equivalents	(17,136)	95,203

Decrease in cash and cash equivalents	(547,173)	(269,498)

Cash and cash equivalents, beginning of year	948,473	1,217,971

Cash and cash equivalents, end of year	401,300	948,473

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2009, the Company has a working capital deficiency of $350,774 and has an accumulated deficit of $8,420,722. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related the useful life and recoverability of long lived assets and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(e)

Property and Equipment

Property and equipment is comprised of equipment which is recorded at cost and amortized using the declining balance method at 20% per annum.

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

(f)

Intangible Assets

Intangible assets, acquired either individually or with a group of other assets, are initially recognized and measured at cost. Intangible assets with finite useful lives are amortized over their estimated useful lives. The amortization methods and estimated useful lives are reviewed annually.

Trademarks and licenses are recorded at cost and are amortized on a straight-line basis over the estimated useful life of 10 years.

(g)

Long-lived Assets

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(h)

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

(i)

Revenue Recognition

The Company recognizes revenue from royalties and equipment rentals in accordance with ASC 605, “Revenue Recognition”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

(j)

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

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

(j)

Financial Instruments and Fair Value Measures (continued)

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, accrued interest payable, due to related party, and loan payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(k)

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

(l)

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at December 31, 2009, the Company had no items representing comprehensive income/loss. As at December 31, 2008, the Company‘s only component of comprehensive income/loss was foreign currency translation adjustments.

(m)

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

The Company’s integrated foreign subsidiaries are financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

(n)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2009 and 2008, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and US income tax returns, the open taxation years range from 2006 to 2008. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2009 and 2008, there were no charges for interest or penalties.

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

(o)

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

(p)

Recent Accounting Pronouncements

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

(q)

Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.

Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value December 31, 2009	Net Carrying Value December 31, 2008
	$	$	$	$

Equipment	85,572	21,845	63,727	80,304

4.

Intangible Assets

	Cost	Accumulated Amortization	Impairment	Net Carrying Value December 31, 2009	Net Carrying Value December 31, 2008
	$	$	$	$	$

Trademarks and licenses	57,921	52,390	5,531	–	10,333

As at December 31, 2009, the Company recognized an impairment loss of $5,531 due to the uncertainty of expected future cash flows.

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

5.

Loan Payable

The loan payable of $95,550 (Cdn$100,000) (2008 - $82,100 (Cdn$100,000)) is unsecured, bears interest at 8% per year, and due on demand.

6.

Related Party Transactions

(a)

During the year ended December 31, 2009, the Company incurred management fees of $54,000 (2008 - $72,000) and an overseas living allowance of $11,900 (2008 - $60,085) to the former President of the Company.

(b)

As at December 31, 2009 the amount of $508,723 (2008 - $464,004) owed to the former President of the Company for management fees and expenses incurred on behalf of the Company is non-interest bearing, unsecured, and due on demand.

7.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, December 31, 2007	2,250,000	0.05

Expired	(1,500,000)	0.05

Balance, December 31, 2008 and 2009	750,000	0.06

As at December 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

750,000	0.06	October 12, 2012

8.

Income Taxes

As at December 31, 2009, the Company has US net operating losses carried forward of approximately $2,015,000 available to offset taxable income in future years which expire beginning in fiscal 2015. The Company also has Canadian non-capital losses carried forward of approximately $3,099,000 available to offset taxable income in future years which expire beginning in 2010.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $

Income tax recovery at statutory rate	(83,000)	(78,000)

Permanent differences and other	–	22,500
Foreign income taxes at other than the US federal statutory rate	(17,000)	(52,000)
Change in enacted rates	13,000	(8,300)
Effect of foreign exchange on valuation allowance	(11,000)	240,800
Valuation allowance change	98,000	(125,000)

Provision for income taxes	–	–

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

8.

Income Taxes (continued)

The significant components of deferred income taxes and assets as at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Net operating losses carried forward	1,702,000	1,600,000
Property and equipment	26,000	30,000
Valuation allowance	(1,728,000)	(1,630,000)

Net deferred income tax asset	–	–

As at December 31, 2009, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/Dennis Robinson                    April 15, 2010

Dennis Robinson                             Date

Chairman, President,

And Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis Robinson                    April 15, 2010

Dennis Robinson                             Date

Chairman, President,

Principal Financial Officer  and

Director

/s/Jeffrey Lightfoot                     April 15, 2010

Jeffrey Lightfoot                              Date

Director