Form 10-Q
period 2010-03-31
AVANI INTERNATIONAL GROUP INC //
filed 2010-05-24
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2010

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of May 10, 2010 was 17,582,571.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Balance Sheets as of March 31, 2010

        (unaudited) and December 31, 2009 (audited).

  3

       -Consolidated Statements of Operations and

        Comprehensive Loss for the Three Months

        Ended March 31 2010 and March 31, 2009 (unaudited).

  4

       -Consolidated Statements of Cash Flows

        for the Three Months Month Ended

        March 31, 2010 and March 31, 2009 (unaudited).

  5

       -Notes to the Consolidated Financial Statements.

  6

Item 2. Management's Discussion and Analysis.

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

14

Item 4. Controls and Procedures

15

Item 4(A)T Controls and Procedures.

15

PART II - OTHER INFORMATION

Item 6. Exhibits.

15

Signatures

16

2

AVANI INTERNATIONAL GROUP INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31	December 31,
	2010	2009
	$	$
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	379,532	401,300
Accounts receivable	16,056	13,386
Prepaid expenses	4,380	3,201

Total current assets	399,968	417,887

Property and equipment (Note 3)	59,355	63,727

Total assets	459,323	481,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	65,524	71,422
Accrued liabilities	–	2,044
Accrued interest payable	85,972	81,536
Loan payable (Note 4)	98,440	95,550
Due to related party Note 5)	517,010	508,723
Unearned revenue and deposits	9,670	9,386

Total current liabilities	776,616	768,661

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value,
1,000,000 issued and outstanding	100	100
Common stock, 800,000,000 shares authorized, $0.0001 par value
17,582,571 shares issued and outstanding	17,583	17,583
Additional paid-in capital	8,115,992	8,115,992
Accumulated deficit	(8,450,968)	(8,420,722)

Total stockholders’ deficit	(317,293)	(287,047)

Total liabilities and stockholders’ deficit	459,323	481,614

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	$	$

Revenue	–	–

Expenses

Foreign exchange loss	8,817	–
General and administrative	21,998	69,698

Total expenses	30,815	69,698

Loss before other income (expense)	(30,815)	(69,698)

Other income (expense)

Interest income	–	242
Interest expense	(1,923)	(1,606)
Royalty and rental income	2,492	864

Total other income (expense)	569	(500)

Net loss for the period	(30,246)	(70,198)

Foreign currency translation adjustments	–	7,773

Comprehensive loss for the period	(30,246)	(62,425)

Net loss per share, basic and diluted	–	(0.01)

Weighted average shares outstanding	17,582,571	17,582,571

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	$	$

Operating Activities

Net loss for the period	(30,246)	(70,198)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,372	2,878
Foreign exchange loss	2,890	–

Changes in operating assets and liabilities:
Accounts receivable	(2,670)	3,495
Prepaid expenses	(1,179)	601
Accounts payable	(5,898)	(91,761)
Accrued liabilities	(2,044)	(2,053)
Accrued interest payable	4,436	–
Due to related party	8,287	–
Unearned revenue and deposits	284	(3,413)

Net cash used in operating activities	(21,768)	(160,451)

Effect of exchange rate changes on cash and cash equivalents	–	7,773

Decrease in cash and cash equivalents	(21,768)	(152,678)

Cash and cash equivalents, beginning of period	401,300	948,473

Cash and cash equivalents, end of period	379,532	795,795

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

March 31, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses to date of $8,450,968. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future.

(c)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

March 31, 2010

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

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(unaudited)

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

(l)

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at March 31, 2010, the Company had no items representing comprehensive income/loss. As at March 31, 2009, the Company‘s only component of comprehensive income/loss was foreign currency translation adjustments.

(m)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and US income tax returns, the open taxation years range from 2006 to 2009. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s, or its subsidiaries’ income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the periods ended March 31, 2010 and 2009, there were no charges for interest or penalties.

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(n)

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

(o)

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

(p)

Recent Accounting Pronouncements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(p)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

(q)

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.

Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value March 31, 2010	Net Book Value December 31, 2009
	$	$	$	$

Equipment	85,829	26,474	59,355	80,304

4.

Loan Payable

The loan payable of $98,440 (Cdn$100,000) (December 31, 2009 - $95,550 (Cdn$100,000)) is unsecured, bears interest at 8% per annum, and is due on demand.

5.

Related Party Transactions

a)

During the three months ended March 31, 2010, the Company incurred management fees of $nil (2009 - $18,000) and an overseas living allowance of $nil (2009 - $9,556) to the former President of the Company.

b)

As at March 31, 2010, the amount of $517,010 (December 31, 2009 - $508,723) is owed to the former President of the Company for management fees and expenses incurred on behalf of the Company is non-interest bearing, unsecured, and due on demand.

6.

Share Purchase Warrants

As at March 31, 2010, the following share purchase warrants were outstanding:

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

Results of Operations March 31, 2010 compared with March 31, 2009.

Three Month Periods Ended March 31, 2010 compared with March 31, 2009.

During the three month periods ended March 31, 2010 and March 31, 2009, respectively, the Company had no revenues due to its lack of operations.

Expenses for the three month period ended March 31, 2010, which includes a foreign exchange loss of $8,817 and general and administrative expenses of $21,998, totaled $30,815 contrasted with $69,698 for the comparable period in 2009. The 2009 amount was entirely attributable to general and administrative costs.  General and administrative costs includes salaries for other employees, production and other equipment storage, rent, other office expenses, and legal and accounting fees was $21,998 for the 2010 period compared with $69,698 for the prior period. The decrease in general and administrative expenses is mainly due to the fact no management fees were incurred during the current quarter compared to the prior period quarter and the Company has made efforts to cut down costs to preserve cash. Since June 2006, the Company has been subject to a month to month office lease agreement with an officer and director for a monthly sum of $400. The office space is approximately 120 square feet. The agreement is non-arms length however, the Company believes that the terms are consistent with rates in the area. In addition, the Company also pays Avani Oxygen Water Corporation Sdn Bhd, an unaffiliated third party (“AOWC”), a monthly fee of $3,000 to store production equipment, spare parts and inventory. The leasehold space is approximately 10,000 square feet and the arrangement is on a month to month basis. The Company has terminated the agreement effective October 31, 2009.

Other income for the three month period in 2010 was $569 compared with other income of $(500) for the same period in 2009. The Company receives non material royalty income from time to time under an arrangement that terminate in 2008. The income is due to inventory sold under the agreement. For the current period the Company received $2,492 in such income and for the prior period $864. Interest expense on an outstanding loan totaled $1,923 for the 2010 period compared with $1,606 for the 2009 period.

For the three month period in 2010, the Company had a foreign exchange loss of $8,817. In the comparable period, the Company had a foreign currency translation adjustment gain of $(7,773) which was included as part of comprehensive loss.

Liquidity and Capital Resources.

As of March 31, 2010, the Company had a working capital deficit of $376,648 compared too a working capital deficit of $350,774 as of December 31, 2009. The decrease in working capital is principally due to the losses which occurred during the current fiscal year.

Property and equipment, net of accumulated depreciation, totaled $59,355 on March 31, 2010. Property and equipment, net of accumulated depreciation, totaled $63,727 on December 31, 2008. The decrease is due to depreciation for the three month period in 2010.

The Company believes that it will be able to meet its anticipated expenditures for the 2010 period through some combination of; deferment of paying certain accounts payable and cash on hand. The Company’s projected capital expenditures for 2010 fiscal year are as follows: $25,000 for marketing expenses and $150,000 for general and administrative expenses. Other than as stated, above the Company does not have any projected capital expenditures.

Beyond fiscal 2010, the Company likely will need to raise additional capital pursuant to the private placement of its debt or equity. The Company also is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  As of the date of this filing, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company can not predict whether it will be sucessful in raising additional capital, or whether it will be sucessful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders (See disclosure relating to Cautionary Statements in the Company’s Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and its future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In its report on the consolidated financial statements for the year ended December 31, 2009, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Cautionary Statements.  Readers are urged to refer to the section entitled "Cautionary Statements in the Company's 2009 Form 10-K and elsewhere therein for a broader discussion of such risks and uncertainties. These risks include the lack of profitable operations, the need for additional capital to sustain operations, and significant dilution to existing shareholders.

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

New Accounting Pronouncements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Item 4. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of March 31, 2010 (“Evaluation Date”)for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

Disclosure controls and procedures are those control and procedures that are designed to ensure that the information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended March 31, 2010 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

AVANI INTERNATIONAL GROUP, INC.

Date: May 21, 2010

  /s/Dennis Robinson

Dennis Robinson

President and Principal

Financial Officer