Form 10-Q
period 2010-06-30
AVANI INTERNATIONAL GROUP INC //
filed 2010-08-18
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2010

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

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of August 16, 2010 was 17,582,571.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Balance Sheets as of June 30, 2010

        (unaudited) and December 31, 2009 (audited).

  3

       -Consolidated Statements of Operations and

        Comprehensive Loss for the Three Months  and Six Months

        Ended June 30 2010 and June 30, 2009 (unaudited).

  4

       -Consolidated Statements of Cash Flows

        for the Six Months Ended

        June 30, 2010 and June 30, 2009 (unaudited).

  5

       -Notes to the Consolidated Financial Statements.

  6

Item 2. Management's Discussion and Analysis.

11

Item 4. Controls and Procedures

15

Item 4(A)T Controls and Procedures.

15

PART II - OTHER INFORMATION

Item 6. Exhibits.

15

Signatures

16

2

AVANI INTERNATIONAL GROUP INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30	December 31,
	2010	2009
	$	$
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	332,752	401,300
Accounts receivable	23,477	13,386
Prepaid expenses	9,876	3,201

Total current assets	366,105	417,887

Property and equipment (Note 4)	55,309	63,727

Total assets	421,414	481,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	62,930	71,422
Accrued liabilities	–	2,044
Accrued interest payable	85,242	81,536
Loan payable (Note 5)	95,420	95,550
Due to related party (Note 6)	507,161	508,723
Unearned revenue and deposits	9,373	9,386

Total liabilities	760,126	768,661

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value,
1,000,000 issued and outstanding	100	100
Common stock, 800,000,000 shares authorized, $0.0001 par value
17,582,571 shares issued and outstanding	17,583	17,583
Additional paid-in capital	8,115,992	8,115,992
Accumulated deficit	(8,472,387)	(8,420,722)

Total stockholders’ deficit	(338,712)	(287,047)

Total liabilities and stockholders’ deficit	421,414	481,614

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
	$	$	$	$

Revenue	–	–	–	–

Expenses

Depreciation	4,046	(878)	8,418	2,000
Foreign exchange loss (gain)	(11,368)	–	(2,551)	–
General and administrative (Note 6)	33,375	42,424	51,001	128,357

Total expenses	26,053	41,546	56,868	130,357

Loss before other income (expense)	(26,053)	(41,546)	(56,868)	(130,357)

Other income (expense)

Interest income	–	4,000	–	4,242
Interest expense	(1,946)	–	(3,869)	–
Royalty and rental income	6,580	5,153	9,072	5,524
Management fees reversed	–	44,705	–	62,705
Loans and unearned revenue deposit written off	–	163,185	–	163,185

Total other income (expense)	4,634	217,043	5,203	235,656

Net income (loss) for the period	(21,419)	175,497	(51,665)	105,299

Foreign currency translation adjustments	–	(16,294)	–	(8,520)

Comprehensive income (loss) for the period	(21,419)	159,203	(51,665)	96,779

Net earnings (loss) per share, basic and diluted	–	0.01	–	–

Weighted average shares outstanding	17,582,571	17,582,571	17,582,571	17,582,571

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
	$	$

Operating Activities

Net loss for the period	(51,665)	105,299

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,418	2,000
Foreign exchange loss	(130)	–

Changes in operating assets and liabilities:
Accounts receivable	(10,091)	(768)
Prepaid expenses	(6,675)	(82)
Accounts payable	(8,492)	(347,228)
Accrued liabilities	(2,044)	(36,240)
Accrued interest payable	3,706	–
Due to related party	(1,562)	–
Unearned revenue and deposits	(13)	(8,065)

Net cash used in operating activities	(68,548)	(285,084)

Financing Activities

Repayment of loans payable	–	(145,594)

Net cash used in financing activities	–	(145,594)

Effect of exchange rate changes on cash and cash equivalents	–	(8,521)

Decrease in cash and cash equivalents	(68,548)	(439,199)

Cash and cash equivalents, beginning of period	401,300	948,473

Cash and cash equivalents, end of period	332,752	509,274

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

March 31, 2010

(Expressed in US dollars)

(unaudited)

1.

Basis of Presentation

The accompanying consolidated financial statements of Avani International Group Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will be adopted on January 1, 2011 but is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will be adopted on January 1, 2011 but is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on April 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements

In February 2010, the FASB issued Accounting Standards Update 2010-10 (“ASU 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds”. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s consolidated financial statements.

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

June 30, 2010

(Expressed in US dollars)

(unaudited)

2.

Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

4.

Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value June 30, 2010	Net Book Value December 31, 2009
	$	$	$	$

Equipment	85,829	30,520	55,309	63,727

5.

Loan Payable

The loan payable of $95,420 (Cdn$100,000) (December 31, 2009 - $95,550 (Cdn$100,000)) is unsecured, bears interest at 8% per annum, and is due on demand.

6.

Related Party Transactions

a)

During the six months ended June 30, 2010, the Company incurred management fees of $nil (2009 - $36,000) and an overseas living allowance of $nil (2009 - $11,900) to the former President of the Company.

b)

As at June 30, 2010, the amount of $507,161 (December 31, 2009 - $508,723) owing to the former President of the Company, for management fees and expenses incurred on behalf of the Company, is non-interest bearing, unsecured, and due on demand.

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

Shortly after the suspension of its operations, the Company intended to relocate the manufacture and sale of its oxygen enriched bottled water to Malaysia. It later determined not to resume its manufacturing operations in Malaysia due to the capital requirements necessary to resume and sustain manufacturing operations, and instead, intended to seek and identify a joint venture partner or licensee in the Far East to utilize the Company’s proprietary oxygen enriched proprietary equipment. Under this proposed arrangement, the Company expected the licensee or joint venture partner to engage in the actual manufacture and sale of its oxygenated product, subject to the payment of a negotiated royalty to the Company. In doing so, management believed that it would limit its overhead and other expenditures attendant to its operations. However, the Company has been unable to successfully identify a joint venture partner or licensee that will utilized its proprietary bottled water equipment. Consequently, the Company now expects to sell its existing water production equipment and direct most of its ongoing efforts towards identifying a merger or acquisition candidate, unrelated to the bottled water business. The Company can not predict whether it will be successful in it efforts. (See discussion below in Liquidity and Capital Resources section).

Results of Operations June 30, 2010 compared with June 30, 2009.

Three Month Periods Ended June 30, 2010 compared with June 30, 2009.

During the three month periods ended June 30, 2010 and June 30, 2009, respectively, the Company had no revenues due to its lack of operations.

Expenses for the three month period ended June 30, 2010, which includes a foreign exchange gain of $11,379 and general and administrative expenses of $38,575, totaled $26,053 contrasted with $41,546 for the comparable period in 2009. The decrease in general and administrative expenses is mainly due to the Company not incurring management fees to the former President of the Company in the current period compared to the 2009 three month period.

Net other income for the three month period in 2010 was $4,634 compared with net other income of $217,043 for the same period in 2009. The Company receives non material royalty income from time to time under an arrangement that terminated in 2008. The income is due to inventory sold under the agreement. For the current period the Company received $6,580 in such income and for the prior period the amount was $5,153. The Company also earned $4,000 in interest income on its cash deposits in 2009 compared to nil for the 2010 period. During the 2009 period, the Company recorded $44,705 in the reversal of management fees and $163,185 in the write off of loans and security deposits. The write offs relate to a loan amount of approximately $155,120 in principal and interest and security deposits in the approximate amount of $8,065 all of which were unclaimed. During the 2009 year end audit, it was determined that these amounts were written off in error and they were reversed.

Six Month Periods Ended June 30, 2010 compared with June 30, 2009.

During the three month periods ended June 30, 2010 and June 30, 2009, respectively, the Company had no revenues due to its lack of operations.

Expenses for the six month period ended June 30, 2010, which includes a foreign exchange gain of $2,551 and general and administrative expenses of $51,001, totaled $56,868 contrasted with $130,357 for the comparable period in 2009. The decrease in general and administrative expenses is mainly due to the Company not incurring management fees to the former President of the Company in the current period compared to the six month period in 2009.

Net other income for the six month period in 2010 was $5,203 compared with net other income of $235,656 for the same period in 2009. The Company receives non material royalty income from time to time under an arrangement that terminated in 2008. The income is due to inventory sold under the agreement. For the current period the Company received $9,072 in such income and for the comparable period in 2009 the amount was $5,524. The Company earned $4,242 in interest income on its cash deposits in 2009 compared to nil in the 2010 period. During the 2009 period, the Company recorded $62,705 in the reversal of management fees and $163,185 in the write off of loans and security deposits. The write offs relate to a loan amount of approximately $155,120 in principal and interest and security deposits in the approximate amount of $8,065 all of which were unclaimed. The reversal of management fees relates to a clerical error in the entry of such amounts. During the 2009 year end audit, it was determined that these amounts were written off in error and they were reversed

Liquidity and Capital Resources.

As of June 30, 2010, the Company had a working capital deficit of $394,021 compared to a working capital deficit of $350,774 as of December 31, 2009. The decrease in working capital is principally due to the losses which occurred during the current fiscal year.

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

Item 4. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of June 30, 2010 (“Evaluation Date”)for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended June 30, 2010 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

AVANI INTERNATIONAL GROUP, INC.

Date: August 17, 2010

/s/Dennis Robinson

Dennis Robinson

President and Principal

Financial Officer