Form 10-Q
period 2010-09-30
AVANI INTERNATIONAL GROUP INC //
filed 2010-11-22
CIK 1048701

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2010

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

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of November 22, 2010 was 17,582,571.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      Page No.

       -Consolidated Balance Sheets as of September 30, 2010

        (unaudited) and December 31, 2009 (audited).

  3

       -Consolidated Statements of Operations and

        Comprehensive Loss for the Three Months and Nine Months

        Ended September 30 2010 and September 30, 2009 (unaudited).

  4

       -Consolidated Statements of Cash Flows

        for the Nine Months Ended

        September 30, 2010 and September 30, 2009 (unaudited).

  5

       -Notes to the Consolidated Financial Statements.

  6

Item 2. Management's Discussion and Analysis.

11

Item 4. Controls and Procedures

15

Item 4(A)T Controls and Procedures.

15

PART II - OTHER INFORMATION

Item 6. Exhibits.

15

Signatures

16

AVANI INTERNATIONAL GROUP INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30	December 31,
	2010	2009
	$	$
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	311,487	401,300
Amounts receivable	27,218	10,302
Prepaid expenses and deposits	3,742	3,201

Total assets	342,447	414,803

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	9,676	20,620
Accounts payable – discontinued operations	63,961	62,625
Accrued liabilities	7,500	2,044
Accrued interest payable	88,758	81,536
Loan payable (Note 3)	97,180	95,550
Due to related party (Note 4)	414,000	414,000

Total liabilities	681,075	676,375

Basis of presentation (Note 1)

Stockholders’ deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value,
1,000,000 issued and outstanding	100	100
Common stock, 800,000,000 shares authorized, $0.0001 par value
17,582,571 shares issued and outstanding	17,583	17,583
Additional paid-in capital	8,115,992	8,115,992
Accumulated deficit	(7,890,064)	(7,890,064)
Deficit accumulated during the development stage	(582,239)	(505,183)

Total stockholders’ deficit	(338,628)	(261,572)

Total liabilities and stockholders’ deficit	342,447	414,803

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Accumulated from January 1, 2008 to September 30, 2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange loss (gain)	2,061	–	(2,434)	–	26,594
General and administrative (Note 4)	37,049	117,754	88,042	185,406	608,619

Total expenses	39,110	117,754	85,608	185,406	635,213

Loss before other income (expense)	(39,110)	(117,754)	(85,608)	(185,406)	(635,213)

Other income (expense)

Interest income	–	69	–	4,311	32,769
Interest expense	(1,924)	(5,128)	(5,792)	(5,128)	(20,305)
Royalty and rental income	5,273	(256)	14,344	5,268	55,503
Reversal of liabilities previously written off	–	(163,185)	–	–	–

Total other income (expense)	3,349	(168,500)	8,552	4,451	67,967

Net loss from continuing operations	(35,761)	(286,254)	(77,056)	(180,955)	(567,246)

Discontinued operations	–	–	–	–	(14,993)

Net loss for the period	(35,761)	(286,254)	(77,056)	(180,955)	(582,239)

Foreign currency translation adjustments	–	(26,948)	–	(35,469)	–

Comprehensive loss for the period	(35,761)	(313,202)	(77,056)	(216,424)	(582,239)

Net loss per share, basic and diluted	–	(0.02)	–	(0.01)

Weighted average shares outstanding	17,582,571	17,582,571	17,582,571	17,582,571

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Accumulated from January 1, 2008 to September 30, 2009
	$	$	$

Operating Activities

Net loss for the period	(77,056)	(180,955)	(582,239)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	11,130	–
Foreign exchange translation loss	1,630	–	(3,700)

Changes in operating assets and liabilities:
Amounts receivable	(16,916)	(4,266)	(24,547)
Prepaid expenses and deposits	(541)	1,071	1,264
Accounts payable	(10,944)	(179,193)	(289,295)
Accrued liabilities	5,456	(33,552)	(56,053)
Accrued interest payable	7,222	5,128	18,819

Net cash used in operating activities	(91,149)	(380,637)	(935,751)

Discontinued Operations

Operating activities	1,336	–	29,267

Net cash provided by discontinued operations	1,336	–	29,267

Effect of exchange rate changes on cash and cash equivalents	–	(69,132)	–

Decrease in cash and cash equivalents	(89,813)	(449,769)	(906,484)

Cash and cash equivalents, beginning of period	401,300	948,473	1,217,971

Cash and cash equivalents, end of period	311,487	498,704	311,487

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

September 30, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since it re-entered the development stage and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit of $338,628 and has accumulated losses of $8,472,303 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on January 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.

Loan Payable

The loan payable of $97,180 (Cdn$100,000) (December 31, 2009 - $95,550 (Cdn$100,000)) is unsecured, bears interest at 8% per annum, and is due on demand.

4.

Related Party Transactions

a)

During the nine months ended September 30, 2010, the Company incurred management fees of $nil (2009 - $54,000) and an overseas living allowance of $nil (2009 - $11,900) to the former President of the Company.

b)

As at September 30, 2010, the amount of $414,000 (December 31, 2009 - $414,000) owing to the former President of the Company for management fees is non-interest bearing, unsecured, and due on demand.

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

Results of Operations September 30, 2010 compared with September 30, 2009.

Three Month Periods Ended September 30, 2010 compared with September 30, 2009.

During the three month periods ended September 30, 2010 and September 30, 2009, respectively, the Company had no revenues due to its lack of operations.

Expenses for the three month period ended September 30, 2010, which includes a foreign exchange loss of $2,061 and general and administrative expenses of $37,049, totaled $39,110 contrasted with $117,754 for the comparable period in 2009. The 2009 expenses consisted solely of general and administrative expenses. The decrease in general and administrative expenses is mainly due to the Company not incurring management fees to the former President of the Company in the current period compared to the 2009 three month period. The Company terminated its management arrangement with its former President on October 22, 2009.

Royalty and rental income for the current three month period in 2010 was $5,273 compared with royalty and rental income of $(256) for the same period in 2009. The Company receives non material royalty and rental income from time to time under an arrangement that terminated in 2008. The income results from inventory sold from time to time by the third party under the agreement.  During the current three month period in 2010, the Company had interest expense of $1,924 compared with $5,128 for the 2009 period. Interest accrues on an outstanding loan payable.

During the three month period in 2009, the Company recorded a one time $163,185 in the reversal of liabilities previously written off. In 2009, the Company wrote off principal and interest of a loan and security deposits totaling this amount, all of which were unclaimed. During the 2009 year end audit, it was determined that these amounts were written off in error and they were reversed. There was no similar reversal in the current three month period in 2010.

Nine Month Periods Ended September 30, 2010 compared with September 30, 2009.

During the nine month periods ended September 30, 2010 and September 30, 2009, respectively, the Company had no revenues due to its lack of operations.

Expenses for the nine month period ended September 30, 2010, which includes a foreign exchange gain of $2,434 and general and administrative expenses of $88,042, totaled $85,608 contrasted with $185,406 for the comparable period in 2009. The 2009 expenses consisted solely of general and administrative expenses. The decrease in general and administrative expenses is mainly due to the Company not incurring management fees to the former President of the Company in the current period compared to the six month period in 2009. The Company terminated its management arrangement with its former President on October 22, 2009.

Royalty and rental income for the current nine month period in 2010 was $14,344 compared with royalty and rental income of $5,268 for the same period in 2009. The Company receives non material royalty and rental income from time to time under an arrangement that terminated in 2008. The income results from inventory sold from time to time by the third party under the agreement.  During the current nine month period in 2010, the Company had interest expense of $5,792 compared with $5,128 for the 2009 period. Interest accrues on an outstanding loan payable.

Liquidity and Capital Resources.

As of September 30, 2010, the Company had a working capital deficit of $338,628 compared to a working capital deficit of $261,572 as of December 31, 2009. The decrease in working capital is principally due to the losses which occurred during the current fiscal year.

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

New Accounting Pronouncements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on January 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Item 4. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of September 30, 2010 (“Evaluation Date”)for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended September 30, 2010 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

AVANI INTERNATIONAL GROUP, INC.

Date: November 22, 2010

/s/Dennis Robinson

Dennis Robinson

President and Principal

Financial Officer

10