Form 10-K/A
period 2009-12-31
AVANI INTERNATIONAL GROUP INC //
filed 2011-01-20
CIK 1048701

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Avani International Group Inc. (“Company”) is filing this amendment (the “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed on April 15, 2010 (the “Original Annual Report”). This Amendment is being filed in response to a Comment Letter from the Securities and Exchange Commission dated June 2, 2010 (“Comment Letter”) which required the Company to amend its Form 10-K for the annual period ended December 31, 2009 to include its audit report and audited financial statements for the 2008 annual period. The Company’s former auditor, Jeffrey Tsang & Co., refused to reissue its audit report for the 2008 annual period. As a result and as previously reported by the Company, it engaged Saturna Group Chartered Accountants LLP. (“Saturna Group”) to re-audit the year ended December 31, 2008. In the course of its re-audit of the 2008 fiscal year results, on November 16, 2010, Saturna Group advised the Company’s Board of Directors that the Company’s audited financial statements for the fiscal year ended December 31, 2008 contained material errors which affect all subsequent financial statement filings. The more significant errors found during the re-audit of fiscal 2008 are as follows:

1. 2008 Consolidated Balance Sheet. Total assets, as restated, for the 2008 period were reduced to $957,377 from $1,047,250. The reduction in assets, as restated is due principally to the elimination of; (a) property and equipment in the amount of $80,304 and (b) intangible assets  in the amount of $10,333.

2. 2008 Consolidated Statement of Operations. (a) Net loss, as restated, for the 2008 period was increased to $297,405 from $229,674. The increase in net loss, as restated, is due principally to the elimination of bad debt recovery of $77,086. (b)  It was determined that foreign exchange translation was incorrectly handled.  Foreign exchange translation was recalculated and is no longer included in other comprehensive income. The result was the originally recorded comprehensive income of $32,737 was eliminated and a foreign exchange loss of $24,819 was recognized in the statement of operations.

This Amendment contains the Company’s audited financial statements for fiscal years ended December 31, 2008 and 2009, both of which are restated, along with the audit report from Saturna Group for both years.  In addition, this Amendment reflects, as previously reported, the resignation of the Company’s prior officers and directors and the appointment of a new officer and directors (see Page 15 herein).

Except as otherwise provided, this Amendment does not modify or update the disclosures made in the Original Annual Report in any way.

Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment as required by the applicable SEC rules.

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

During the fiscal years ending December 31, 2008 and 2009, the Company had no research and development costs.

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

2. THE COMPANY’S ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND THE COMPANY HAS LIMITED WORKING CAPITAL, NEGATIVE NET WORTH AND SUBSTANTIAL CURRENT LOSSES. Historically, the Company has met its working capital requirements principally through the private placement of its securities.  To support its ongoing operations, the Company may require additional funds as described in greater detail below.  Since its inception, the Company has not generated any significant revenue other than during the 2004 period through a distribution arrangement with a Malaysian company that has since terminated. As a result, the Company has experienced substantial losses and, as at December 31, 2009, has an accumulated deficit of $8,395,247.  As of the date of this filing, the Company also has negative working capital.

3. THE COMPANY CAN NOT PREDICT WHETHER IT WILL BE PROFITABLE IN THE FUTURE. If the Company is able to effect a license or joint venture arrangement in Malaysia or elsewhere, in order for it to be successful, the Company or its licensee or venturer, among other factors, will be required to establish and maintain meaningful channels of distribution. The Company can not predict whether it will be successful in developing and maintaining its new business.

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

5. THE COMPANY MAY PAY CONSULTANTS AND EMPLOYEES IN STOCK AS CONSIDERATION FOR THEIR SERVICES WHICH MAY RESULT IN STOCKHOLDER DILUTION. Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants and employees in stock, warrants or options to purchase shares of our common stock rather than cash. Previously, the Company paid one of its consultants in common stock which resulted in significant dilution to existing shareholders.  As of the date of this filing, the Company owes its former President and a controlling shareholder the sum of $414,000 in past due compensation and re-imbursements. Payments for services or other amounts due in equity may materially and adversely affect the Company’s stockholders by diluting the value of outstanding shares of our common stock.

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

Results of Operations.

Fiscal year end 2009 compared with Fiscal year end 2008 (Restated).

The Company suspended operations during fiscal 2006, and thus has had no revenues from operations for the fiscal years ended December 31, 2009 and 2008.

Expenses which include foreign exchange loss and general and administrative expenses for the 2009 year totaled $214,354 contrasted with $321,562 for the 2008 year, representing a decrease of $107,208 or 33.3% from the prior period. General and administrative expenses includes accounting and auditing fees, salaries for employees, marketing fees to the former President, storage, rent, and other related expenses. The decrease for the 2009 period reflects a reduction in management fees and overseas living allowance paid to the Company’s former President.

Other income (expense) for the 2009 year was $6,576 compared with $52,838 for the 2008 year. Other income (expense) includes interest income, interest expense, and royalty and rental income. During the 2009 year, the Company had interest income of $4,366 compared with $28,403 for the prior year. The decrease in interest income for the current period is due to the lower cash and cash equivalents on hand during the current period as cash was used in operating activities and lower interest rates. Interest expense on an outstanding loan totaled $7,008 for the 2009 period compared with $7,505 for the 2008 year. The Company received royalty and rental income of $9,218 for the 2009 year compared $31,940 for the 2008 year. The income results from royalties arising from the sale of existing bottled water inventory of Avani Oxygen Water Corporation Sdn. Bhd. (formerly Avani Water Corporation Sdn. Bhd.), an unaffiliated Malaysian company, which arrangement was terminated in June 2008.

Net loss for the 2009 year was $207,778 compared with a net loss for the prior year of $297,405. The decrease in net loss for the 2009 annual period is due to the reasons discussed above. In 2008, the Company had a loss from discontinued operations of $28, 681 which includes depreciation of property and equipment and impairment of intangible assets relating to its discontinued bottled water business.

The Company had a net loss per share of $0.01 for fiscal 2009 compared to $0.02 for fiscal 2008.

Liquidity and Capital Resources.

The working capital deficit as of December 31, 2009 was $261,572 compared with a working capital deficit as of December 31, 2008 of $53,794. The decrease in working capital for the 2009 year end from the prior year end reflects the cash used in operating activities during the year.

Total assets as of December 31, 2009 were $414,803 which is a decrease of $542,574 from total assets of $1,011,171 as of December 31, 2008. The decrease is mainly attributed to the significant decrease in cash and cash equivalents for cash used in operating activities during the year

The Company does not have sufficient cash resources to meet its working capital needs for the next 12 months. The Company will be required to raise additional funds to meet its operating needs. The Company’s projected expenditures for 2010 fiscal year are as follows: $60,000 for marketing expenses and $180,000 for general and administrative expenses. Other than as stated, above the Company does not have any projected capital expenditures.

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

If the Company is required to raise additional funds, it likely will attempt to do so pursuant to the private placement of debt or equity. The private placement of its capital stock may result in significant dilution to shareholders (See disclosure relating to Risk Factors above). At this time, the Company has no commitments for any such financing, and no assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In their report on the consolidated financial statements for the years ended December 31, 2009 and 2008, respectively, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Capital Resources.  The Company has no material commitments for capital expenditures as of December 31, 2009.

Off-Balance Sheet Arrangement. The Company has no off-balance sheet arrangements as of December 31, 2009.

Critical Accounting Policies.

Use of Estimates. The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recovery of amounts receivable and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition. The Company recognizes revenue from royalties and equipment rentals in accordance with ASC 605, “Revenue Recognition”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

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

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Since the date of the Original Annual Report, the following resignations and appointments occurred with respect to the Company’s officers and directors on November 23, 2010:

- Dennis Robinson and Jeffrey Lightfoot resigned in all capacities with the Company, and

- Michael Cartmel was appointed  Chairman, President, Chief Executive Officer, Chief

  Financial Officer, and Director of the Company.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Director/

Officer

Name

Age

Since

Position

Dennis Robinson

70

1999

Former Chairman, President, Principal

Financial Officer and

Director

Jeffrey Lightfoot

53

1999

Former Director

Michael Cartmel

72

2010

Chairman, President,

Chief Executive Officer, Chief Financial Officer, and Director.

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

Mr. Cartmel – Mr. Cartmel currently is President and CEO of Zevtec Canada Inc, a Vancouver, BC based consulting company, which provides various services to public and private companies in the United States and Canada, including raising venture capital, advising on corporate agenda, and providing investor relations. He had acted in such capacity since 1990.

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

------------------------------------------------------------------------------------------------------------------------

(1). Under a management agreement with the Company, the former President was entitled to a salary of $72,000 commencing with fiscal year 2003, and was entitled to a daily overseas expense allowance of $175 CDN. The agreement was terminated in October 22, 2009. The allowance relates to food and lodging when the officer is in Malaysia on Company business. The former President also is reimbursed for expenses incurred on behalf of the Company. For fiscal 2009, the former President was paid a salary of $54,000 which was accrued and received an overseas living allowance of $10,701. The amount owed to the former President as of December 31, 2009 is $414,000 (2008 - $499,816). The amount is non-interest bearing, unsecured, and due on demand. For fiscal 2008, salary of $72,000 was accrued and an overseas living allowance of $60,085 was paid. For fiscal 2007, the President was reimbursed $7,515 for transportation expenses, and was entitled to receive $72,000 as salary, and $48,298 as an overseas living allowance.

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

All Other Fees                       NIL

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

Notes to the Consolidated Financial Statements

F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avani International Group Inc.

We have audited the accompanying consolidated balance sheets of Avani International Group Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from January 1, 2008 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended and accumulated from January 1, 2008 to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

April 14, 2010, except as to Note 7 which is as at December 8, 2010

1

AVANI INTERNATIONAL GROUP INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	(Restatement – Note 7) December 31,	(Restatement – Note 7) December 31,
	2009	2008
	$	$

ASSETS

Current assets

Cash and cash equivalents	401,300	948,907
Amounts receivable	10,302	6,909
Prepaid expenses	3,201	1,561

Total assets	414,803	957,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	83,245	349,145
Accrued liabilities	2,044	16,616
Accrued interest payable	81,536	63,494
Loan payable (Note 3)	95,550	82,100
Due to related party (Note 4)	414,000	499,816

Total liabilities	676,375	1,011,171

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value,
1,000,000 shares issued and outstanding	100	100
Common stock, 800,000,000 shares authorized, $0.0001 par value
17,582,571 shares issued and outstanding	17,583	17,583
Additional paid-in capital	8,115,992	8,115,992
Accumulated deficit	(7,890,064)	(7,890,064)
Deficit accumulated during the development stage	(505,183)	(297,405)

Total stockholders’ deficit	(261,572)	(53,794)

Total liabilities and stockholders’ deficit	414,803	957,377

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Operations

(Expressed in US dollars)

	(Restatement – Note 7) Year Ended December 31, 2009	(Restatement – Note 7) Year Ended December 31, 2008	Accumulated from January 1, 2008 (date of inception) to December 31, 2009
	$	$	$

Revenue	–	–	–

Expenses

Foreign exchange loss	4,207	24,819	29,026
General and administrative (Note 4)	210,147	296,743	506,890

Total expenses	214,354	321,562	535,916

Loss before other income (expense)	(214,354)	(321,562)	(535,916)

Other income (expense)

Interest income	4,366	28,403	32,769
Interest expense	(7,008)	(7,505)	(14,513)
Royalty and rental income	9,218	31,940	41,158

Total other income (expense)	6,576	52,838	59,414

Net loss from continuing operations	(207,778)	(268,724)	(476,502)

Discontinued operations	–	(28,681)	(28,681)

Net loss for the period	(207,778)	(297,405)	(505,183)

Net loss per common share, basic and diluted
Continuing operations	(0.01)	(0.02)
Discontinued operations	–	–

	(0.01)	(0.02)

Weighted average shares outstanding	17,582,571	17,582,571

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital $	Accumulated Deficit $	(Restatement – Note 7) Deficit Accumulated During the Development Stage $	(Restatement – Note 7) Total $
	Number	Amount $	Number	Amount $

Balance, December 31, 2007	1,000,000	100	17,582,571	17,583	8,115,992	(7,890,064)	–	243,611

Net loss for the year	–	–	–	–	–	–	(297,405)	(297,405)

Balance, December 31, 2008	1,000,000	100	17,582,571	17,583	8,115,992	(7,890,064)	(297,405)	(53,794)

Net loss for the year	–	–	–	–	–	–	(207,778)	(207,778)

Balance, December 31, 2009	1,000,000	100	17,582,571	17,583	8,115,992	(7,890,064)	(505,183)	(261,572)

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	(Restatement – Note 7) Year Ended December 31, 2009	(Restatement – Note 7) Year Ended December 31, 2008	Accumulated from January 1, 2008 (date of inception) to December 31, 2009
	$	$	$

Operating activities

Net loss from continuing operations for the period	(207,778)	(268,724)	(476,502)

Changes in operating assets and liabilities:
Amounts receivable	(3,393)	(4,238)	(7,631)
Prepaid expenses	(1,640)	3,445	1,805
Accounts payable	(274,489)	(22,677)	(297,166)
Accrued liabilities	(14,575)	(46,937)	(61,512)
Accrued interest payable	7,008	7,505	14,513
Due to related party	(85,816)	104,631	18,815

Net cash used in operating activities	(580,683)	(226,995)	(807,678)

Discontinued operations

Operating activities	–	(9,339)	(9,339)

Net cash provided by discontinued operations	–	(9,339)	(9,339)

Effect of exchange rate changes on cash and cash equivalents	33,076	(32,730)	346

Decrease in cash and cash equivalents	(547,607)	(269,064)	(816,671)

Cash and cash equivalents, beginning of period	948,907	1,217,971	1,217,971

Cash and cash equivalents, end of period	401,300	948,907	401,300

Cash and cash equivalents consist of :
Cash	210,048	426,174	210,048
Cashable term deposits	191,252	522,733	191,252

	401,300	948,907	401,300

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Avani International Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 29, 1995. The Company was engaged in the business of developing, manufacturing and distributing oxygen enriched, purified bottled water under the trade name "Avani Water" for domestic and export sales. On June 15, 2006, the Company sold its real property including land, building and building improvements. After the sale of its real property, the Company suspended its production of bottled water. On January 1, 2008, the Company re-entered the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2009, the Company has a working capital deficiency of $261,572 and has accumulated losses of $8,395,247 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of amounts receivable and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(e)

Revenue Recognition

The Company recognizes revenue from royalties and equipment rentals in accordance with ASC 605, “Revenue Recognition”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

(f)

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

(g)

Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2009 and 2008, the Company had 750,000 dilutive potential shares outstanding.

(h)

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at December 31, 2009 and 2008, the Company had no items representing comprehensive income/loss.

(i)

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

(i)

Foreign Currency Translation (continued)

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

(j)

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

(k)

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

(l)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

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

(m)

Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.

Loan Payable

The loan payable of $95,550 (Cdn$100,000) (2008 - $82,100 (Cdn$100,000)) is unsecured, bears interest at 8% per year, and due on demand.

4.

Related Party Transactions

(a)

During the year ended December 31, 2009, the Company incurred management fees of $54,000 (2008 - $72,000) and an overseas living allowance of $11,900 (2008 - $60,085) to the former President of the Company.

(b)

As at December 31, 2009, the amount of $414,000 (2008 - $499,816) owed to the former President of the Company for management fees and expenses incurred on behalf of the Company is non-interest bearing, unsecured, and due on demand.

5.

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

6.

Income Taxes

As at December 31, 2009, the Company has net operating losses carried forward of approximately $1,332,000 available to offset taxable income in future years which expire beginning in fiscal 2026. The Company also has Canadian non-capital losses carried forward of approximately $2,955,000 available to offset taxable income in future years which expire beginning in 2014.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $

Income tax recovery at statutory rate	(71,000)	(101,000)

Permanent differences and other	28,000	–
Difference in foreign income tax rates	(17,000)	(332,000)
True up of prior year difference	–	(133,000)
Expiry of loss	138,000	347,000
Valuation allowance change	(78,000)	219,000

Provision for income taxes	–	–

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

6.

Income Taxes

The significant components of deferred income taxes and assets as at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Net operating losses carried forward	1,393,000	1,536,000
Property and equipment	85,000	85,000
Valuation allowance	(1,478,000)	(1,621,000)

Net deferred income tax asset	–	–

As at December 31, 2009, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

7.

Restatements

The Company has restated its consolidated financial statements as at December 31, 2009 and 2008 and for the years then ended. These financial statements have been restated to reflect the re-audit of the 2008 financial statements by the Company’s new independent registered accounting firm. The most significant changes to the 2008 financial statements are the removal of the property and equipment and corresponding bad debt recovery of $77,086 which was originally recorded, impairment of intangible assets recognized, and foreign currency translation being correctly reflected in the statement of operations instead of other comprehensive income as the Company’s wholly-owned subsidiaries are integrated operations. A number of various other adjustments were recorded as a result of the re-audit. Also, it was determined that the Company had discontinued its bottled water operations and re-entered the development stage effective January 1, 2008. As a result, the Company has now included cumulative amounts from January 1, 2008 to December 31, 2009 on the statements of operations and cash flows. The net loss for 2008 increased from $229,674 to $297,405 which increased net loss per share from $0.01 to $0.02. As a result of the restatements, the net loss for 2009 decreased from $243,458 to $207,778 with no change in net loss per share.

The effects of the restatements of the consolidated financial statements are as follows:

(a)

Balance Sheet

	As at December 31, 2009
	As reported $	Adjustment $	As restated $

Assets

Accounts receivable	13,386	(3,084)	10,302
Property and equipment	63,727	(63,727)	–

Liabilities

Accounts payable	71,422	11,823	83,245
Due to related party	508,723	(94,723)	414,000
Unearned revenue and deposits	9,386	(9,386)	–

Stockholders’ deficit

Accumulated deficit	(8,420,722)	530,658	(7,890,064)
Deficit accumulated during the development stage	–	(505,183)	(505,183)

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

7.

Restatements (continued)

(a)

Balance Sheet (continued)

	As at December 31, 2008
	As reported $	Adjustment $	As restated $

Assets

Cash and cash equivalents	948,473	434	948,907
Accounts receivable	4,066	2,843	6,909
Prepaid expenses	4,074	(2,513)	1,561
Property and equipment	80,304	(80,304)	–
Intangible assets	10,333	(10,333)	–

Liabilities

Accounts payable	433,715	(84,570)	349,145
Accrued liabilities	6,724	9,892	16,616
Due to related party	464,004	35,812	499,816
Unearned revenue and deposits	8,065	(8,065)	–

Stockholders’ deficit

Accumulated other comprehensive income	32,737	(32,737)	–
Accumulated deficit	(8,177,264)	287,200	(7,890,064)
Deficit accumulated during the development stage	–	(297,405)	(297,405)

(b)

Statement of Operations

	For the year ended December 31, 2009
	As reported $	Adjustment $	As restated $

Operating expenses

Amortization	22,302	(22,302)	–
Foreign exchange loss (gain)	8,308	(4,101)	4,207
General and administrative	213,893	(3,746)	210,147
Impairment of intangible assets	5,531	(5,531)	–

Net loss	(243,458)	35,680	(207,778)

	For the year ended December 31, 2008
	As reported $	Adjustment $	As restated $

Operating expenses

Amortization	14,118	(14,118)	–
Bad debts recovery	(77,086)	77,086	–
Foreign exchange loss (gain)	–	24,819	24,819
General and administrative	336,734	(39,991)	296,743

Other income (expense)
Interest income	18,224	10,179	28,403
Royalty and rental income	33,373	(1,433)	31,940

Discontinued operations	–	(28,681)	(28,681)

Net loss	(229,674)	(67,731)	(297,405)

AVANI INTERNATIONAL GROUP INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(Expressed in US dollars)

7.

Restatements (continued)

(c)

Statement of Cash Flows

	For the year ended December 31, 2009
	As reported $	Adjustment $	As restated $

Operating activities

Net loss from continuing operations for the year	(243,458)	35,680	(207,778)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	22,302	(22,302)	–
Foreign exchange loss	–	13,450	13,450
Impairment of intangible assets	5,531	(5,531)	–

Changes in operating assets and liabilities:
Accounts receivable	(9,320)	5,927	(3,393)
Prepaid expenses	873	(2,513)	(1,640)
Accounts payable	(362,293)	87,804	(274,489)
Accrued liabilities	(4,680)	(9,895)	(14,575)
Accrued interest payable	7,008	11,037	18,045
Due to related party	54,000	(139,816)	(85,816)

Discontinued operations	–	8,589	8,589

Effect of exchange rate changes on cash and cash equivalents	(17,136)	17,136	–

	For the year ended December 31, 2008
	As reported $	Adjustment $	As restated $

Operating activities

Net loss from continuing operations for the year	(229,674)	(39,050)	(268,724)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	14,118	(14,118)	–
Bad debts recovery	(77,086)	77,086	–
Foreign currency loss	–	(18,780)	(18,780)

Changes in operating assets and liabilities:
Accounts receivable	(1,395)	(2,843)	(4,238)
Prepaid expenses	932	2,513	3,445
Accounts payable	(137,428)	114,751	(22,677)
Accrued liabilities	(11,829)	(35,108)	(46,937)
Accrued interest payable	7,505	(13,950)	(6,445)
Due to related party	72,000	32,631	104,631
Unearned revenue and deposits	(1,844)	(1,844)	–

Discontinued operations	–	(9,339)	(9,339)

Effect of exchange rate changes on cash and cash equivalents	95,203	(95,203)	–

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avani International Group, Inc.

/s/Michael Cartmel

January 18, 2011

Michael Cartmel                             Date

Chairman, President,

Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael Cartmel

January 18, 2011

Michael Cartmel                             Date

Chairman, President,

Chief Executive Officer, Chief Financial Officer,

And Sole Director